Form 10-Q
period 1996-06-30
21ST CENTURY WIRELESS GROUP INC
filed 1996-08-14
CIK 1008115

21ST CENTURY WIRELESS GROUP, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                          June 30        December 31
                                                                   1996               1995
Current assets:
      Cash and cash equivalents                              $   207,164      $   763,822
      Accounts receivable, net of allowance for doubtful
        accounts of $4,930                                       105,479           29,635
      Inventories                                                 61,182           22,864
      Prepaid expenses and other                                   6,997            8,461
                                                             -----------      -----------
                  TOTAL CURRENT ASSETS                           380,822          824,782
                                                             -----------      -----------

Property and equipment                                         1,963,249          963,524
                                                             -----------      -----------

Other assets:
      Intangible assets, net of accumulated amortization
        of $391,100 and $292,934, respectively                 3,700,740        2,992,380
      Prepaid acquisition and other                              127,368          168,041
                                                             -----------      -----------
                                                               3,828,108        3,160,421
                                                             -----------       ----------
                                                             $ 6,172,179       $4,948,727
                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $   187,679      $    71,145
      Current maturities of long term debt                       150,000             --
      Accrued compensation                                        55,000          388,875
      Accrued expenses - other                                    13,501            5,830
                                                             -----------      -----------
                  Total current liabilities                      406,180          465,850
                                                             -----------      -----------

Long term debt, net of current maturities                        300,000             --

Commitments and contingencies

Equity:
      Partnership capital                                           --          4,482,877
      Common stock ($0.001 par value, 25,000,000 shares             --
         authorized, 2,010,000 issued)                             2,010             --
      Additional paid-in capital                               5,997,352             --
      Accumulated deficit                                       (533,363)            --
                                                             -----------       ----------
                                                               5,465,999        4,482,877
                                                             -----------       ----------
                                                               6,172,179        4,948,727
                                                             ===========      ===========


See accompanying notes to condensed financial statements



                        21ST CENTURY WIRELESS GROUP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months                       Six Months
                                                      Ended June 30,                    Ended June 30,
                                              ------------------------------    ------------------------------
                                                       1996            1995              1996            1995
                                              --------------  --------------    --------------  --------------
                                                       (Unaudited)                       (Unaudited)

REVENUE                                        $   455,613      $   138,492      $   734,976      $   236,479

COST OF REVENUE                                    244,300           91,605          408,637          111,195
                                               -----------      -----------      -----------      -----------

GROSS PROFIT                                       211,312           46,887          326,338          125,284


OPERATING EXPENSES
     Selling                                        91,583           15,243          137,859           35,743
     General and administrative                    350,229          215,560          726,698          414,716
     Partnership management fees                      --             24,616             --             63,441
                                               -----------      -----------      -----------      -----------
                                                   441,812          255,419          864,557           13,900
                                               -----------      -----------      -----------      -----------

OPERATING LOSS                                    (230,500)        (208,532)        (538,219)        (388,616)
                                               -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
     Interest Income                                 4,392           30,011           11,606           34,544
     Interest Expense                               (3,375)            --             (6,750)            --
     Legal Fees                                       --            (52,203)            --            (99,413)
     Restructuring Expenses                           --             (1,013)            --            (26,541)
                                               -----------      -----------      -----------      -----------
                                                     1,017          (23,205)           4,856          (91,410)
                                               -----------      -----------      -----------      -----------
Net Loss                                          (229,483)        (231,737)        (533,363)        (480,026)
                                               ===========      ===========      ===========      ===========

Net loss per share                                $(0.11)          $(0.14)          $(0.27)           $(0.29)

Weighted average common shares outstanding       2,010,000        1,650,000        2,010,000        1,650,000



                        21ST CENTURY WIRELESS GROUP, INC.
                         STATEMENT OF CHANGES IN EQUITY
                                   (Unaudited)

                                             Partnership      Shares                     Paid-in     Accumulated
                                             Capital          Issued        Amount       Capital       Deficit    Equity
                                             --------------------------------------------------------------------------------------

BALANCE December 31, 1995                    $ 4,482,877          --    $      --    $      --   $       --     $ 4,482,877

        Conversion of partnership
        capital to common stock               (4,482,877)    1,650,000        1,650    4,481,227         --            --


        Issuance of common stock for
          accrued compensation to directors         --         159,000          159      388,716         --         388,875


        Net loss for the six months
           ended June 30, 1996                      --            --           --           --       (533,363)     (533,363)

        Issuance of common stock for
          the acquisition of SMC                               201,000           201    1,127,409         --      1,127,610
                                             -------         ---------  -----------  -----------  -----------   -----------
BALANCE June 30, 1996                        $      --       2,010,000  $     2,010  $ 5,997,352  $  (533,363)  $ 5,465,999
                                             =======         =========  ===========  ===========  ===========   ===========



                        21ST CENTURY WIRELESS GROUP, INC.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months
                                                                 Ended June 30,
                                                           -----------------------
                                                                1996          1995
                                                           ---------    ----------
OPERATING ACTIVITIES
      Net loss                                              (533,363)    (480,026)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation                                       106,780       61,500
          Amortization                                       135,886       90,000
          Changes in operating assets and
            liabilities
              Accounts receivable                            (75,844)      (7,392)
              Inventories                                    (38,317)        --
              Prepaid expenses and other                       1,464        9,630
              Accounts payable                               116,534      (24,589)
              Accrued compensation                            55,000       32,000
              Accrued expenses -other                          7,670        3,856
                                                          ----------   ----------
                   Net cash used by operating activities    (224,190)    (315,021)
                                                          ----------   ----------

INVESTING ACTIVITIES
      Purchases of property and equipment                   (271,516)    (214,867)
      Proceeds from the sale of property
        and equipment
      Expenditures for intangible assets                     (29,870)        --
      Expenditures for prepaid acquisition                      --           --
        costs and other                                      (31,082)        --
                                                          ----------   ----------
                   Net cash used by investing activities    (332,468)    (214,867)
                                                          ----------   ----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                           (556,658)    (529,888)

CASH AND CASH EQUIVALENTS
      Beginning of period                                    763,822    1,692,888
                                                          ----------   ----------
      End of period                                          207,164    1,163,000
                                                          ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

During the six months ended June 30, 1996, the Company issued stock as payment for accrued compensation totaling $388,875.

Effective January 1, 1996, the Company issued 201,000 shares of its common stock and $450,000 in notes payable to Alan Hansel and Southern Minnesota Communications ("SMC") for substantially all of SMC's Specialized Mobile Radio equipment and licenses valued at $1,649,365.




                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unuadited)

1.    Basis of Presentation

     The interim condensed financial statements are unaudited, but in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with Form 10-SB.

2.  Acquisition -

     Effective January 1, 1996, the Company acquired certain assets of Alan M. Hansel d/b/a SMC for $1,649,365 as follows:

              Cash                                   $     50,000
              Notes payable                               450,000
              Common stock                              1,127,610
              Additional costs of acquisition              21,755
                                                       ----------
                                                       $1,649,365
                                                       ==========

     This acquisition was accounted for as a purchase and, accordingly, the statement of operations includes the results of operations of SMC since the acquisition. The purchase price was allocated to the assets acquired based on the estimated fair market values at the date of acquisition as follows:

              Property and equipment                   $  834,989
              FCC licenses                                814,376
                                                       ----------
                                                       $1,649,365
                                                       ==========

3.    Property and Equipment

      Property and Equipment consist of the following:

                                                     June 30,      December 31,
                                                        1996               1995
                                                -------------        ----------
        Land                                     $    32,410         $   12,000
        Transmission equipment                     2,062,609          1,042,122
        Office furniture and equipment               142,920             77,312
                                                -------------        ----------
                                                   2,237,939          1,131,434
        Less accumulated depreciation                274,690            167,910
                                                -------------        ----------
                                                $  1,963,249         $  963,524
                                                =============        ==========

4.   Loss per share
     The loss per share calculation is based on the weighted average number of common shares issued by the Company. The Company was a partnership throughout 1995 and the weighted average number of common shares represents the number of shares that were issued in exchange for the partnership units.

5.   Letters of Intent
     Subsequent to June 30, 1996 the Company signed letters of intent with two companies to acquire additional licenses and other business assets to expand the current market segment of the Company. The agreements call for the Company to pay approximately $7,000,000 in stock and cash contingent on the Company's successful completion of a stock offering.


ITEM 6 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

REVENUE
The Company derives its revenue from fees charged for the use of its radio transmission equipment and for the sale and servicing of Land Mobile Radio (LMR) and paging equipment.

Revenue for the three months and six months ended June 30, 1996 was $456,000 and $735,000 compared to $138,000 and $236,000 for the same periods of 1995.

The Company operated from locations in the Twin Cities area in 1995 and added the operation of Southern Minnesota Communications (SMC) through an acquisition, effective January 1, 1996. The results of SMC are included from January 1,
1996. Revenue from the Twin Cities locations increased by 35% from the first six months of 1995 due to an increase in the number of subscribers.

During the first half of 1996, the Company added additional sites and has signed over 700 new subscriber units which will result in additional air-time revenues in the third quarter.

COST OF REVENUE
The cost of revenue is comprised of site rental, maintenance, and utilities for the Company's transmission equipment, cost of land mobile radios sold to customers, and service labor and parts.

Cost of revenue for the three months and six months ended June 30, 1996, was $244,000 and $409,000 compared to $92,000 and $111,000 for the same periods of 1995. The increase was due to the addition of the sales and service operation of SMC and the variable nature of the costs related to additional revenue.

The gross profit percentage for the three months and six months ended June 30, 1996, was 46% and 44% compared to 34% and 53% for the same periods last year. The percentage in the second quarter of 1995 was lower due to the timing of certain costs. The six month gross profit percentage is lower reflecting the inclusion of the retail radio sales and service operation of SMC. Retail sales of major manufacturers' radios result in lower margins than sales of service and air-time.

The Company believes that as it expands, future sales will be a combination of air-time and retail radio sales and service, and that the gross profit percentage realized in 1996 will be more indicative of the future.



OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months and six months ended June 30, 1996 were $442,000 and $865,000 and $255,000 and $514,000 for the same periods last year, due to the addition of the SMC operations and professional fees needed to support the company's acquisition strategy and business registration with the SEC.

The Company has added a full time CFO, which should help reduce professional fees by having expertise on staff. In addition, it is the Company's objective to minimize S,G&A expenses through the elimination of redundancy as acquisitions are finalized.

LEGAL FEES AND RESTRUCTURING EXPENSES

Legal fees and restructuring charges in the first half of 1995 are one-time costs associated with the restructuring of the Company.

NET LOSS
For the six months ended June 30, 1996, net loss of $533,000 was slightly more than the same period of last year. Loss per share improved by $0.02. The Company was operating as a partnership in 1995 and the number of shares was imputed reflecting the number of shares issued in exchange for partnership units.

For the three months ended June 30,1996, net loss was $2,000 less than the same period last year and the loss per share of $0.11 was $0.03 better than the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had current assets of $381,000 compared to $825,000 at December 31, 1995. The change was due to $557,000 negative cash flow, resulting from $224,000 negative cash flow from operations and $332,000 payments on acquisitions.

The Company is currently pursuing additional financing options (including a stock offering) to enable it to continue to grow. Until such financing is attained, the Company will control expenditures and defer any unnecessary capital spending.