Form 10QSB/A
period 1996-06-30
21ST CENTURY WIRELESS GROUP INC
filed 1996-10-25
CIK 1008115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Quarterly Period Ended June 30, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From ___________ to ____________

Commission file number


                         21ST CENTURY WIRELESS GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                       41-1824951
---------------------------             ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)


406 Gateway Blvd., Burnsville, MN                           55337
------------------------------------------     --------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's Telephone Number                         612/890-8800
------------------------------           --------------------------------------



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,010,000


Transitional Small Business Disclosure Format (check one);

Yes ___  No _X_



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