Form 10QSB
period 1996-09-30
21ST CENTURY WIRELESS GROUP INC
filed 1996-11-13
CIK 1008115

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the Transition Period from ___________ to ___________

Commission file number


                        21ST CENTURY WIRELESS GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                         41-1824951
(State of Incorporation)                   I.R.S. Employer Identification Number


406 Gateway Blvd., Burnsville, MN                        55337
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number                        (612) 890-8800

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes _X_  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:                      3,308,541

Transitional Small Business Disclosure Format (check one);

Yes ___  No _X_

                        21ST CENTURY WIRELESS GROUP, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                September 30      December 31
                                                                          1996              1995
                                                                      ------------      -----------
Current assets:
              Cash and cash equivalents                               $   322,070       $   763,822
              Accounts receivable, net of allowance for doubtful
                accounts of $9,930 and $4,930 respectively                139,178            29,635
              Inventories                                                 213,390            22,864
              Prepaid expenses and other                                   11,110             8,461
                                                                      -----------       -----------
                          TOTAL CURRENT ASSETS                            685,748           824,782
                                                                      -----------       -----------

Property and equipment                                                  2,374,554           963,524
                                                                      -----------       -----------

Other assets:
              Intangible assets, net of accumulated amortization
                of $511,560 and 292,934, respectively                   3,876,861         2,992,380
              Prepaid acquisition costs                                      --             145,681
              Other long term assets                                       55,663            22,180
                                                                      -----------       -----------
                                                                        3,932,524         3,160,421
                                                                      -----------       -----------
                                                                      $ 6,992,826       $ 4,948,727
                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
              Accounts payable                                        $   228,721       $    71,145
              Current maturities of long term debt                        162,291              --
              Accrued compensation                                          6,828           388,875
              Accrued expenses - other                                     26,063             5,830
                                                                      -----------       -----------
                          Total current liabilities                       423,903           465,850
                                                                      -----------       -----------

Long term debt, net of current maturities                                 297,622              --

Commitments and contingencies

Equity:
              Partnership capital                                            --           4,482,877
              Common stock ($0.001 par value, 25,000,000 shares
                 authorized, 3,308,541 issued)                              3,312              --
              Additional paid-in capital                                7,092,902              --
              Treasury stock, at cost 3,339 shares                        (26,712)             --
              Accumulated deficit                                        (798,201)             --
                                                                      -----------       -----------
                                                                        6,271,301         4,482,877
                                                                      -----------       -----------
                                                                      $ 6,992,826       $ 4,948,727
                                                                      ===========       ===========

See accompanying notes to condensed financial statements



                       21ST CENTURY WIRELESS GROUP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months                     Nine Months
                                                    Ended September 30,              Ended September 30,
                                               ----------------------------      ---------------------------
                                                   1996             1995             1996            1995
                                                   ----             ----             ----            ----
                                                        (Unaudited)                      (Unaudited)
REVENUE                                        $   422,645      $   133,764      $ 1,157,621      $   370,240

COST OF REVENUE                                    224,723           55,351          633,360          166,546
                                               -----------      -----------      -----------      -----------

GROSS PROFIT                                       197,922           78,413          524,261          203,694


OPERATING EXPENSES
              Selling                               84,977           15,678          222,836           51,421
              General and administrative           375,987          161,100        1,102,684          575,816
              Partnership management fees             --              8,230             --             71,671
                                               -----------      -----------      -----------      -----------
                                                   460,964          185,008        1,325,520          698,908
                                               -----------      -----------      -----------      -----------

OPERATING LOSS                                    (263,042)        (106,595)         801,259         (495,214)
                                               -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
              Interest Income                        2,075           11,665           13,679           46,212
              Interest Expense                      (3,871)            --            (10,621)            --
              Legal Fees                              --                122             --            (99,291)
              Restructuring Expenses                  --               --               --            (26,541)
                                               -----------      -----------      -----------      -----------
                                                    (1,796)          11,787            3,058          (79,620)
                                               -----------      -----------      -----------      -----------
Net Loss                                       $  (264,838)     $    94,808      $  (798,201)     $  (574,834)
                                               ===========      ===========      ===========      ===========

Net loss per share                             $     (0.08)     $     (0.04)     $     (0.27)     $     (0.23)

Weighted average common shares outstanding       3,155,956        2,491,623        2,981,946        2,475,000

See accompanying notes to condensed financial statements



                        21ST CENTURY WIRELESS GROUP, INC.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months
                                                                                 Ended Sept 30
                                                                         ------------------------------
                                                                             1996             1995
                                                                         ------------     ------------
OPERATING ACTIVITIES
        Net loss                                                            (798,201)        (574,834)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
            Depreciation                                                     164,936           78,296
            Amortization                                                     220,606          142,252
            Changes in operating assets and
              liabilities
                   Accounts receivable                                       (56,291)           2,225
                   Inventories                                               (40,629)          (7,823)
                   Prepaid expenses and other                                  1,464            7,450
                   Accounts payable                                          114,001            4,050
                   Accrued compensation                                       50,628           32,000
                   Accrued expenses -other                                    10,026            2,703

                                                                         -----------      -----------
                               Net cash used by operating activities        (333,460)        (313,681)
                                                                         -----------      -----------

INVESTING ACTIVITIES
        Purchases of property and equipment                                 (359,045)        (212,511)
        Expenditures for intangible assets                                   (31,751)          (1,231)
        Cash advance to related party                                        (33,000)            --
        Cash acquired in Peacock acquisition                                   5,275             --
        Expenditure for other long term assets                               (33,484)            --
                                                                         -----------      -----------
                               Net cash used by investing activities        (452,005)        (213,742)
                                                                         -----------      -----------

FINANCING ACTIVITIES
        Proceeds from the exercise of warrants                               370,800             --
        Repurchase of company stock                                          (26,712)            --
        Repayment of long term debt                                             (375)            --

                   Net cash provided by financing                        -----------      -----------
                     activities                                              343,713             --
                                                                         -----------      -----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                           (441,752)        (527,423)

CASH AND CASH EQUIVALENTS
        Beginning of period                                                  763,822        1,692,888

                                                                         -----------      -----------
        End of period                                                    $   322,070      $ 1,165,465
                                                                         ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

During the nine months ended September 30, 1996, the Company issued stock as payment for accrued compensation totaling $388,875.

Effective January 1, 1996, the Company issued 201,000 shares of its common stock and $450,000 in notes payable to Alan Hansel and Southern Minnesota Communications ("SMC") for substantially all of SMC's Specialized Mobile Radio equipment and licenses valued at $1,649,365.

In August 1996, Alan M. Hansel converted $60,600 in notes payable from the SMC acquisition as payment for the exercise of his warrants to purchase 10,100 shares of common stock.

In August 1996, two directors used their accrued compensation, totalling $55,000, net of taxes at June 30, 1996, as payment for the exercise of their warrants to purchase 7,300 shares of common stock at $6.00 per share.

Effective September 1, 1996, the Company issued 108,750 shares of its common stock to several individuals that comprised the ownership of Peacock's Radio and Wild's Computer Service of West Memphis, Arkansas (Peacock) in exchange for all of the stock of Peacock. Peacock operates an SMR operation in the Memphis, Tennesee area and owns equipment and licenses valued at $640,760.



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

2.   Acquisition -

     Effective September 1, 1996, the Company acquired all of the assets and liabilities of Peacock's Radio and Wild's Computer Service of West Memphis, Arkansas (Peacock) in exchange for $640,760 as follows:


              Common stock                                   $   621,653
              Additional costs of acquisition                     19,107
                                                             -----------
                                                             $   640,760
                                                             ===========

     This acquisition was accounted for as a purchase and, accordingly, the statement of operations includes the results of operations of Peacock since the acquisition. The purchase price was allocated to the assets acquired based on the estimated fair market values at the date of acquisition as follows:

              Cash                                     $    5,275
              Accounts receivable                          53,252
              Inventories                                 149,897
              Prepaid expenses and other                    4,113
              Land                                         30,000
              Buildings                                   100,000
              Property and equipment                      251,932
              Intangible assets                           258,960
              Accounts payable                            (43,575)
              Accrued expenses                            (10,206)
              Long term debt                             (158,888)
                                                       ----------
                  Total                                $  640,760
                                                       ==========

3.    Property and Equipment

      Property and Equipment consist of the following:

                                            September 30         December 31,
                                                1996                 1995
                                                ----                 ----

        Land                               $      62,410         $    12,000
        Building                                 100,000                  -
        Transmission equipment                 2,387,768           1,042,122
        Office furniture and equipment           157,222              77,312
                                           -------------         -----------
                                               2,707,571           1,131,434
        Less accumulated depreciation            332,846             167,910
                                           -------------         -----------
                                           $   2,374,554         $   963,524
                                           =============         ===========

4.   Loss per share

     The loss per share calculation is based on the weighted average number of common shares issued by the Company. The Company was a partnership throughout 1995 and the weighted average number of common shares represents the number of shares that were issued in exchange for the partnership units.

     On July 12, 1996 the Company offered each holder of warrants an opportunity to exercise warrants early at a price of $6.00 per share of common stock. 79,200 shares of common stock were issued under this offer.

     Effective September 1, 1996, the Board of Directors of the Company authorized a 3 for 2 split of the Company's common stock. The weighted average number of shares has been adjusted to reflect the split for all reporting periods.


ITEM 6
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

REVENUE
The Company derives its revenue from fees charged for the use of its radio transmission equipment and for the sale and servicing of Specialized Mobile Radio (SMR) and paging equipment.

Revenue for the three months and nine months ended September 30, 1996 was $423,000 and $1,158,000 compared to $134,000 and $370,000 for the same periods of 1995.

The Company operated from locations in the Twin Cities area in 1995 and added the operation of Southern Minnesota Communications (SMC) through an acquisition, effective January 1, 1996, and Peacock's Radio and Wild's Computer Service of West Memphis, Arkansas (Peacock) effective September 1, 1996. The results of SMC are included from January 1, 1996 and results of Peacock are included from September 1, 1996. Revenue from the Twin Cities locations increased by 36% from the first nine months of 1995 due to an increase in the number of subscriber units loaded on the system.

During the first nine months of 1996, the Company added additional sites and has added 1,500 radio subscriber units which will result in additional air-time revenues in the fourth quarter.

COST OF REVENUE
The cost of revenue is comprised of site rental, maintenance ,and utilities for the Company's transmission equipment, cost of land mobile radios sold to customers, and service labor and parts.

Cost of revenue for the three months and nine months ended September 30, 1996, was $225,000 and $633,000 compared to $55,000 and $167,000 for the same periods of 1995. The increase was due to the addition of the SMC and Peacock operations. The additional revenue in the Twin Cites operation added very little additional cost, as the cost to run a system is essentially fixed.

The gross profit percentage for the three months and nine months ended September 30, 1996, was 47% and 45% compared to 59% and 55% for the same periods last year. The gross profit percentage for 1996 is lower than 1995 due to the inclusion of the retail radio sales and service operations of SMC and Peacock. Retail sales of major manufacturers' radios result in lower margins than sales of service and air-time.

The Company believes that as it expands, future sales will be a combination of air-time and retail radio sales and service, and the gross profit percentage realized in 1996 will be more indicative of the future.


OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months and nine months ended September 30, 1996 were $461,000 and $1,326,000 and $185,000 and $699,000 for the same periods last year. The increase from last year is due to the addition of the SMC and Peacock operations and professional fees associated with the 10-SB registration with the SEC, the Company's acquisition strategy and settlement of the lawsuit with the promoters of the predecessor company. The costs of the reorganization were included on legal fees and restructuring expenses on the statement of operations for the three months and nine month periods of 1995.

The Company has taken actions during the third quarter to reduce the payroll for the corporate staff and has implemented an austerity program to help minimize overhead. In addition, the Company feels that the costs associated with becoming a public Company are essentially completed and anticipates that professional fees should reduce significantly. The Company is proceeding with plans to centralize administration functions and thereby minimize S,G&A expenses through the elimination of redundancy as acquisitions are finalized.

LEGAL FEES AND RESTRUCTURING EXPENSES

Legal fees and restructuring charges in the first nine months of 1995 are one-time costs associated with the restructuring of the Company. The costs associated with SEC business filings and other follow-on activities to the reorganization are included in operating expenses in 1996.

NET LOSS

For the nine months ended September 30, 1996, net loss of $798,000 was $224,000 greater than the same period last year. Loss per share increased by $0.04. The Company was operating as a partnership in 1995 and the number of shares was imputed reflecting the number of shares issued in exchange for partnership units.

For the three months ended September 30,1996, net loss was $171,000 greater than the same period last year and the loss per share of $0.08 was $0.04 greater than the third quarter of 1995. The additional loss for the quarter was due to legal and accounting fees associated with the second amendment of the Company's business filing with the SEC, commissions paid to the Company's sales agents in the Twin Cities, costs of the stock split and several shareholder mailings.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had current assets of $685,000 compared to $825,000 at December 31, 1995. The change was due to $442,000 negative cash flow, resulting from $334,000 negative cash flow from operations and $452,000 payments on acquisitions partially offset by $344,000 financing activities.

The Company is currently in a situation where it has had to reduce its growth through acquisitions until additional financing can be secured. The main priority of the Company has been pursuit of additional resources to enable the Company to pursue acquisitions which are at the initial phase and to build out the channels it currently has. The efforts the Company has gone through to seek financing have been extensive and it is not limiting itself in its' pursuit. Until such financing is attained, the Company will control expenditures and defer any unnecessary capital spending.