Form 10KSB40
period 1996-12-31
21ST CENTURY WIRELESS GROUP INC
filed 1997-03-31
CIK 1008115

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

(Mark one)
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 0-27770

                  [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                        21ST CENTURY WIRELESS GROUP, INC.

                     NEVADA                                      41-1824951
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

               406 GATEWAY BOULEVARD, BURNSVILLE, MINNESOTA 55337
               (Address of principal executive offices) (Zip code) Registrant's telephone number, including area code: 612-890-8800

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, .001 PAR VALUE

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the fiscal year ended December 31, 1996 were $1,760,841.

         As of March 15, 1997, 3,308,541 shares of Common Stock of the Registrant were outstanding.

         Documents incorporated by reference:        None.

         Transitional Small Business Disclosure Format (check one): YES__ NO  X

================================================================================


                                     PART 1

         This form 10-KSB40 contains certain forward looking statements. For this purpose, any statements contained in this Form 10-KSB40 that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate' "estimate" or "continue" or comparable terminology are intended to indentify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

ITEM 1.  BUSINESS

A)  DEVELOPMENT OF BUSINESS

         21ST CENTURY WIRELESS GROUP, INC. (the "Company") was incorporated in Nevada as a shell corporation in 1994. The Company was incorporated at the direction of members of the Management Committee of Twin Cities 3rd Mobile Associates, a California general partnership ("TC3M"), to be used as a vehicle for converting TC3M from a partnership to a corporation.

         On November 24, 1995, all assets of TC3M were transferred to the Company in exchange for shares of the Company's Common Stock, plus warrants to purchase additional shares of Common Stock.

         Effective January 1, 1996, the Company acquired substantially all of the assets of Southern Minnesota Communications of Waseca, MN for stock and cash. Effective September 1, 1996 the Company purchased the stock of Peacock's Radio and Wild's Computer Service of West Memphis, AK. Effective October 14, 1996, the Company acquired substantially all of the assets of Currie Communications of West Memphis, AK. These acquired business are in the same business as the Company but in different geographic areas.

B)  BUSINESS OF THE COMPANY

         The Company's principal business is providing telecommunication services in the Southern half of the State of Minnesota, including the Minneapolis-St. Paul metropolitan area, and portions of Arkansas, Tennessee, Missouri, and Mississippi, including the greater Memphis, TN metropolitan area. The Company operates under specialized mobile radio ("SMR") licenses issued by the Federal Communications Commission ("FCC"). The Company services approximately 9,800 subscribers on 300 SMR channels providing coverage in the Company's service area. In addition to providing SMR services, the operations that were acquired in 1996 sell and service SMR radios and radio equipment and provide paging services to customers.

         SMR provides communications services to vehicle-mounted and handheld portable telephones and two-way radio units. Although SMR operators can offer SMR service to virtually any customer, the Company's subscribers are primarily business entities. A typical user of the Company's services would be a company operating a fleet of vehicles which uses the Company's services to communicate with the vehicles.

         SMR operators, including the Company, offer a broad range of mobile communications services, including telephone interconnect, dispatch, data transmission, and telemetry services. In the major metropolitan areas, the Company concentrates on dispatch services at this time, because it allows for maximization of revenue where spectrum is scarce. In the rural areas where spectrum is in greater supply, the Company is actively selling interconnected service which allows the customers SMR radio to function like a cellular telephone. Interconnected service allows the Company to increase revenue per radio but it allows for fewer radios per channel. The Company derives its revenues primarily from access and airtime charges for SMR system usage, sale, installation and repairing of major manufacturer SMR radios including Motorola and sale and recurring revenue associated with a paging operation.

BUSINESS STRATEGY

         The Company's strategy is to concentrate on providing SMR services in rural areas and small and medium-sized cities in the heartland of the United States. This is the area from the Canadian border to the Gulf of Mexico, generally following the Mississippi River. The Company's goal is to develop a seamless area of coverage ("footprint") from Minnesota to Louisiana.

         The Company's business strategy includes the following elements:

*Expansion of Footprint. The Company seeks to expand within its existing markets and into contiguous or nearby markets both through acquisition and startup operations. A continued expansion of its footprint will enable the Company to offer users a substantially greater coverage area than its competitors.

*Internal Growth. Once the Company acquires SMR systems, it believes it can add subscribers at a relatively low incremental cost. In addition, the Company seeks to improve average revenues per subscriber and resulting profitability by focusing its marketing efforts on telephone interconnect services and increasing the use of airtime charges.

*Operating Efficiencies. The Company believes that the SMR business involves significant economies of scale that enable larger SMR providers to generate higher levels of profitability. By consolidating fragmented SMR operations, the Company hopes to achieve efficiencies in administrative services, bulk equipment purchases and resource utilization. Any resulting economies of scale would enhance overall profitability and enable the Company to compete aggressively on price with other wireless communications providers.

SALES AND MARKETING

         Historically, the Company has used independent agents to market the Company's SMR services in the Twin Cities. Substantially all of the Company's arrangements with these independent marketers have been informal, unwritten agreements. These independent marketers do not sell exclusively for the Company and are free to sell for competitors of the Company. The Company believes, however, that the independent marketers that sell for the Company perform a majority of their sales for the Company.

         With its acquisitions of SMC, Peacock, and Currie during 1996, the Company acquired an internal sales staff to market the Company's products and services in some areas. The Company will use independent marketers and its internal sales staff to sell its products and services.

PRODUCTS

         The Company has on-going plans to upgrade its products and services and add new products and services to enhance its existing system as necessary to meet competitive challenges and adopt technical advances. The types of enhancements planned by the Company include installing transmitting equipment upgrades when made available by suppliers, offering improved hand-held units to customers as those units become available, and, subject to FCC approval, acquiring additional licenses that become available, moving channels from one portion of the Company's system to another to make the best use of channel capacity, adding height to towers to increase signal range and moving towers to optimize signal coverage.

         The Company anticipates that the planned enhancements will not involve any substantial change to its existing system or services, will not require a substantial use of the Company's cash resources and will not require the Company to raise additional capital. The Company currently has no plans to convert from analog to digital technology.

COMPETITION

         The Company faces competition in each of its market areas from other entities offering both SMR and other communication services. Competitors include providers of hard-wire transmission (including fiber optic service and traditional telephone service), cellular systems, personal communications systems, other SMR operators and satellite communications. Some of these competing products are currently in place; others are only in the proposal or development stages. The Company anticipates that competition will be less intense in the rural areas serviced by the Company where the high fixed costs of installing new technological equipment is a substantial barrier to competition.

SOURCES OF SUPPLIES

         The Company obtains transmitting equipment and two-way radio units from several different sources. Primary suppliers include Motorola, E.F. Johnson Company and Ericsson. The Company does not have written supply agreements or contracts with any of these suppliers. The Company does not anticipate that it will become unduly dependent on any single supplier.

REGULATION

         The Company holds FCC licenses to provide SMR services. These licenses are indispensable to the Company's operations. So long as the Company complies with applicable FCC rules and regulations, the Company anticipates that its FCC licenses effectively have an indefinite duration. The Company's FCC licenses and operations are subject to extensive FCC regulations. The Company believes that it is in compliance with FCC regulations in all material respects. If the Company fails to maintain substantial compliance with FCC regulations, it could lose its FCC licenses.

         The Company's leased and owned transmission towers are subject to substantial safety and land use regulations. The Company believes it is in substantial compliance with all such regulations.

RESEARCH AND DEVELOPMENT

         The Company has not engaged in any substantial research and development activities in the last two years.

ENVIRONMENTAL REGULATION

         The Company does not incur any substantial costs in maintaining compliance with applicable federal, state and local environmental laws.

EMPLOYEES

         The Company has 25 full-time employees, of which 7 are in the Twin Cities area, 8 are in Southern Minnesota and 10 are in Arkansas. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relations with employees are good. There are no pending or threatened labor or employment disputes or work interruptions.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company conducts its management operations out of leased office facilities of approximately 2,465 square feet located at 406 Gateway Boulevard, Burnsville, Minnesota. The Company owns a 5,000 square foot building at 403 Polk Street, West Memphis, Arkansas, which is the location for 21st CENTURY WIRELESS GROUP, INC. operations in Arkansas. In addition, the company owns five small parcels of land, four in Minnesota and one in Arkansas upon which transmission towers owned by the Company are located.

          The Company, directly or indirectly holds, 19 owned and 14 leased transmission sites throughout Minnesota and adjoining states, and 8 owned and 12 leased antenna sites in the Memphis, Tennessee area.

         The Company believes that its properties are suitable and adequate for its current operations and are adequate to accommodate the Company's anticipated growth. The Company currently leases and subleases excess space on some of its antenna sites to third parties.


ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company is party or of which its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during fiscal years covered by this report.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company filed a 10-SB Registration, which was approved by the Securities & Exchange Commission on November 4, 1996.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         The Company derives its revenue from fees charged for the use of its radio transmission equipment and from the sale and servicing of Specialized Mobile Radio (SMR) and paging equipment.

         Revenue for year ended December 31, 1996 was $1,761,000 compared to $510,000 for the year end December 31, 1995, an increase of $1,251,000 (245%). The Company operated from locations in the Twin Cities area of Minnesota in 1995 and added the operation of Southern Minnesota Communications (SMC) through an acquisition, effective January 1, 1996, Peacock's Radio and Wild's Computer Service of West Memphis, Arkansas (Peacock) effective September 1, 1996 and Currie Communications of West Memphis, Arkansas (Currie), effective October 14, 1996. The Peacock and Currie businesses have subsequently been merged together to form the West Memphis operations of 21st CENTURY WIRELESS GROUP, INC.

         The results of SMC are included from January 1, 1996, the results of Peacock are included from September 1, 1996 and the results of Currie are included from October 14, 1996. On a proforma basis, revenue for the year 1996 for all operations would have been $2,717,000. Revenue from the Twin Cities location increased by 37% in 1996 from $510,000 to $700,000 due to an increase in the number of subscriber units loaded on the system as well as strategic rate increases. At December 31, 1996, the Company had approximately 7,000 subscriber units loaded at 800 MHz, 2,300 subscriber units loaded at 450 MHz and 500 pagers loaded compared to approximately 4,000 subscriber units in 1995.

         The cost of revenue is comprised of site rental, maintenance, and utilities for the Company's transmission equipment, cost of land mobile radios sold to customers, and service labor and parts.

         Cost of revenue for the year ended December 31, 1996, was $996,000 compared to $98,000 for the year ended December 31, 1995. The increase was due to the addition of the SMC, Peacock, and Currie operations. These operations sell and service SMR radios in addition to providing air-time to SMR customers. The cost structure on an air-time provider is essentially fixed and consists of rent, power, and utilities at the tower site. The cost structure of a retail radio operation is heavily variable, with a large part of the cost being the products that are re-sold. The additional revenue in the Twin Cites operation added very little additional cost. The additional cost of sales is primarily from the acquired operations and consists of cost of products sold, cost of parts sold in the repair of radios and the cost of service technicians that repair radios, in addition to the fixed costs of being air-time providers in Southern Minnesota and the Memphis area. The Company has taken an aggressive posture on reserving for obsolescence and valuation of inventory in the newly acquired locations and has recorded a one-time charge to cost of sales of approximately $180,000, which had an adverse impact on the cost of revenue.

         The gross profit for the year ended December 31, 1996, was 43% compared to 81% for the year ended December 31, 1995. The gross profit percentage was adversely affected by the inventory reserves described above. The one-time charges resulted in a reduction of 10% in the gross profit margin, from 53% to the 43% reported. As described above, the cost structure of the Company is considerably different than in 1995. The gross profit percentage for 1996 includes margin on the retail radio sales and service operations of SMC, Peacock and Currie. These margins are lower because of the variable cost of products sold.

         The Company believes that as it expands, future sales will be a combination of air-time and retail radio sales and service, and the gross profit percentage will be approximately 55% to 60% in the future.

          Selling expense for the acquired operations added $225,000, and selling expense in the Twin Cities increased by $75,000. The Company utilizes third party sales agents in the Twin Cities and compensates these agents for each radio that they load on the 21st CENTURY WIRELESS GROUP, INC. system. Selling expense in the Twin Cities is for commission payments to these third party sales agents. Approximately 1,300 radios were added to the system in 1996 compared to approximately 550 radios in 1995.

         All of the operations acquired in 1996 have their own sales personnel who sell radios, maintenance contracts and air-time service. The selling expense in these operations consist of salaries, sales commissions, sales representatives expenses and the cost of advertising and promotion.

         General and Administrative (G & A) expense for the year ended December 31, 1996, was $1,423,000 compared to $905,000 for the year ended December 31, 1995, an increase of $518,000. The newly acquired operations in Minnesota and Arkansas added $345,000 to G&A expense for the cost of managing these operations. The depreciation and amortization associated with the acquisition of these businesses added another $140,000 to G & A.

         The remaining increase in G & A expense was from the Twin Cities operation and is due to increased personnel costs associated with the addition of a full time CFO and additional depreciation and amortization due to property additions and the revaluation of the assets acquired from the predecessor Company as a result of settlement with the promoters of the predecessor Company.

          During 1995, the management committee of the predecessor company was actively involved in the day-to-day management of the Company and compensation to the management committee of $143,000 was identified on a separate line on the Consolidated Statement of Operations.

         Non-operating legal fees and restructuring charges for the year December 31, 1996 was $46,000 compared to $181,000 for the year ended December 31, 1995. The 1996 charges were for costs associated with the settlement with the promoters of the predecessor Company, in which 21st CENTURY WIRELESS GROUP, INC. was able to recover the interest in the property that the promoters had retained. The charges in 1995 were one-time costs associated with the restructuring of the Company.

         Net loss for the year ended December 31, 1996 was $1,101,000 compared to $847,000 for the of year ended December 31, 1995. Loss per share increased by $0.02. The Company was operating as a partnership in 1995 and the number of shares was imputed reflecting the number of shares issued in exchange for partnership units subject to the stock split.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company's working capital was $(278,000) compared to $359,000 at December 31, 1995.

         Included in the current liabilities at December 31, 1996 was $ 511,000 of seller financed debt, from the previous owners of SMC and Currie, including $195,000 in accounts payable. The Company is currently trying to re-finance this debt.

         The Company has been actively pursuing additional sources of financing. On January 21, 1997, the Company signed a retainer agreement with a Twin Cities based Investment Banker to assist in raising funds on behalf of the Company. If successful, these funds could be raised either through debt or equity arrangements.

         Until such financing is completed, the Company has curtailed any growth, deferred any unnecessary capital expenditures, and reduced costs wherever possible without jeopardizing the Company's revenue.

         During the period of July 12, 1996 through August 20, 1996 the Company offered its existing shareholders an opportunity to exercise their stock warrants. The Company issued 79,400 shares of common stock and raised $372,000 in cash. In the first quarter of 1997, an additional offer was made to the shareholders that had remaining warrants. An additional $40,000 was raised.

         Cash flow used by operations for the year ended December 31, 1996 was $230,000 compared to $442,000 for the year ended December 31, 1995.

         Cash used by investing activities was $548,000 for the year ended December 31, 1996 compared to $487,000 for the year ended December 31, 1995. Capital expenditures during 1996 totalled $403,000, with the largest item being approximately $150,000 for the paging system in Arkansas; $65,000 was spent on the purchase of Currie Communications and $53,000 was spent on FCC licenses and organizational costs. The investments in 1995 were for the purchase of property and equipment of $252,000 for upgrades to the Company's communication system; $168,000 in prepaid acquisition costs associated with the purchase of SMC and Peacock; and $67,000 in intangible assets.

         Net cash generated from financing activities during 1996 was $186,000. $372,000 was raised from the exercise of warrants by the Company's shareholders. $159,000 was spent on the Company's Securities and Exchange Commission registration and the Company repurchased $27,000 of its' stock as part of the purchase of Peacock.

         Historically, inflation has very little effect on the Company.

         The Company has no postretirement benefit program and does not anticipate establishing any postretirement benefit program.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----
     Independent Auditor's Report                                          8

     Consolidated balance sheet                                            9

     Consolidated statements of operations                                10

     Consolidated statements of changes in equity                         11

     Consolidated statements of cash flows                               11-13

     Notes to consolidated financial statements                          13-21


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
21st Century Wireless Group, Inc.
Burnsville, Minnesota


We have audited the accompanying consolidated balance sheet of 21st CENTURY WIRELESS GROUP, INC. as of December 31, 1996, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st CENTURY WIRELESS GROUP, INC. as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
March 14, 1997



                        21st CENTURY WIRELESS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996



                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                            $     172,042
    Accounts receivable, net of allowance for doubtful accounts of $30,000                                     127,533
    Inventories                                                                                                334,626
    Prepaid expenses                                                                                            12,809
                                                                                                         -------------
       TOTAL CURRENT ASSETS                                                                                    647,010

PROPERTY AND EQUIPMENT                                                                                       2,563,137

INTANGIBLE ASSETS                                                                                            4,869,449
                                                                                                         -------------
                                                                                                         $   8,079,596
                                                                                                         =============


                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable - related parties                                                $     317,020
    Current maturities of long-term debt                                                                         4,419
    Accounts payable                                                                                           493,064
    Accrued expenses                                                                                           108,234
                                                                                                         -------------
       TOTAL CURRENT LIABILITIES                                                                               922,737
                                                                                                         -------------

NONCURRENT LIABILITIES, net of current maturities
    Notes payable - related parties                                                                            164,767
    Long-term debt                                                                                              63,347
                                                                                                         -------------
                                                                                                               228,114
                                                                                                         -------------

COMMITMENTS AND CONTINGENCIES

EQUITY                                                                                                       6,928,745
                                                                                                         -------------
                                                                                                         $   8,079,596
                                                                                                         =============

See notes to consolidated financial statements.


                        21st CENTURY WIRELESS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1996 and 1995



                                              1996               1995
                                          ------------       ------------

REVENUE                                   $  1,760,841       $    509,778

COST OF REVENUE                                995,995             97,952
                                          ------------       ------------

GROSS PROFIT                                   764,846            411,826
                                          ------------       ------------

OPERATING EXPENSES
    Selling                                    380,736             82,865
    General and administrative               1,423,170            904,847
    Partnership management fees                   -               142,363
                                          ------------       ------------
                                             1,803,906          1,130,075
                                          ------------       ------------

OPERATING LOSS                           (   1,039,060)     (     718,249)
                                          ------------       ------------

OTHER INCOME (EXPENSE)
    Interest income                             14,712             52,159
    Interest expense                     (      31,026)              -
    Legal fees                           (      45,648)     (     118,206)
    Restructuring expenses                        -         (      62,541)
                                          ------------       ------------
                                         (      61,962)     (     128,588)
                                          ------------       ------------

NET LOSS                                 ($  1,101,022)     ($    846,837)
                                         =============      =============

NET LOSS PER COMMON SHARE                ($       0.36)     ($       0.34)
                                         =============      =============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING             3,064,744          2,491,323
                                         =============      =============

See notes to consolidated financial statements.


                        21st CENTURY WIRELESS GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                     Years Ended December 31, 1996 and 1995

                                                                           21st CENTURY WIRELESS GROUP, INC.
                                                              --------------------------------------------------------
                                                Twin Cities
                                                 3rd Mobile      Common Stock     Additional
                                                 Associates   ------------------    Paid-in     Treasury   Accumulated
                                                  Capital      Shares *   Amount    Capital       Stock      Deficit       Equity
                                                ------------  ---------  -------  -----------  ----------- -----------  -----------
BALANCE, December 31, 1994                      $ 5,329,714           -        -  $         -  $        -  $         -  $ 5,329,714

  Net loss                                         (846,837)          -        -            -           -            -     (846,837)
                                                ------------  ---------  -------  -----------  ----------  -----------  -----------
BALANCE, December 31, 1995                        4,482,877           -        -            -           -            -    4,482,877

  Conversion of partnership
     capital to common stock                     (4,482,877)  2,491,323    2,491    4,480,386           -            -            -

  Issuance of common stock for accrued
     compensation to management committee                 -     238,500      239      388,636           -            -      388,875

  Issuance of common stock for
     the acquisition of SMC                               -     301,500      302    1,127,308           -            -    1,127,610

  Exercise of warrants                                    -     119,100      119      476,281           -            -      476,400

  Issuance of common stock for the
     acquisition of Peacock's Radio
     and Wild's Computer Service                          -     163,125      163      621,490           -            -      621,653

  Repurchase of common stock                              -      (5,007)      (5)           5     (26,712)           -      (26,712)

  Settlement of claims to assets held by the                                                                         -            -
     promotors of Twin Cities 3rd Mobile
     Associates                                           -           -        -    1,117,800           -            -    1,117,800

  Initial stock registration fees                         -           -        -     (158,736)          -            -     (158,736)

  Net loss                                                -           -        -            -           -   (1,101,022)  (1,101,022)
                                                -----------   ---------  -------  -----------  ----------  -----------  -----------
BALANCE, December 31, 1996                      $         -   3,308,541  $ 3,309  $ 8,053,170  ($  26,712) ($1,101,022) $ 6,928,745
                                                ===========   =========  =======  ===========  ==========  ===========  ===========

 *     25,000,000 common shares authorized, $.001 par value.


See notes to consolidated financial statements.



                        21st CENTURY WIRELESS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995

                                                                     1996                1995
                                                                 ------------         -----------
OPERATING ACTIVITIES
    Net loss                                                     ($1,101,022)          ($ 846,837)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                                  254,009              115,853
       Amortization                                                  251,061              178,913
       Accrued compensation used to exercise warrants                 43,800                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                        (10,768)               3,625
          Inventories                                               (161,865)             (22,864)
          Prepaid expenses                                            63,282                1,169
          Accounts payable                                           341,697               33,073
          Accrued expenses                                            89,743               94,705
                                                                 ------------         ----------
             Net cash used by operating activities                  (230,063)            (442,363)
                                                                 ------------         ----------

INVESTING ACTIVITIES
    Purchases of property and equipment                             (462,326)            (252,115)
    Expenditures for intangible assets                               (52,551)             (66,547)
    Cash advance to related party                                    (33,000)                   -
    Cash acquired in the Peacock acquisition                             115                    -
    Expenditures for prepaid acquisition costs and other                   -             (168,041)
                                                                 ------------         ----------
             Net cash used by investing activities                  (547,762)            (486,703)
                                                                 ------------         ----------

FINANCING ACTIVITIES
    Proceeds from the exercise of warrants                           372,000                    -
    Expenditures for stock registration                             (158,736)                   -
    Repurchase of company stock                                      (26,712)                   -
    Payments on long-term debt                                          (507)                   -
                                                                 ------------         ----------
             Net cash provided by financing activities               186,045                    -
                                                                 ------------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (591,780)            (929,066)

CASH AND CASH EQUIVALENTS
    Beginning of year                                                763,822            1,692,888
                                                                 ------------         -----------
    End of year                                                  $   172,042          $   763,822
                                                                 ===========          ===========


See notes to consolidated financial statements.


                        21st CENTURY WIRELESS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995



                                                                                              1996             1995
                                                                                         -------------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                               $      17,026      $        -


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
    During 1996, the Company issued stock as payment for accrued compensation totaling $388,875.

    Effective January 1, 1996, the Company issued 301,500 shares of common stock and $450,000 in notes payable to Alan M. Hansel and Southern Minnesota Communications (SMC) for substantially all of SMC's Specialized Mobile Radio equipment and licenses totaling $1,577,610.

    In August 1996, Alan M. Hansel converted $60,600 in notes payable from the SMC acquisition as payment for the exercise of warrants to purchase 15,150 shares of common stock.

    In August 1996, two directors used accrued compensation totaling $43,800, as payment for the exercise of warrants to purchase 10,950 shares of common stock.

    Effective September 1, 1996, the Company issued 163,125 shares of common stock, totaling $621,653, in exchange for all of the outstanding stock of Peacock's Radio and Wild's Computer Service.

    Effective December 1, 1996, a settlement was reached with the promotors of the predecessor Company, whereby the promoters agreed to release substantially all of their claims against the Company's assets in exchange for warrants to purchase the Company's stock. The values of property and equipment, intangible assets, and equity were increased by $196,650, $921,150, and $1,117,800, respectively, as a result of this settlement.

See notes to consolidated financial statements.


                        21st CENTURY WIRELESS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.    Nature of Business and Significant Accounting Policies -

       Nature of Business

       21st CENTURY WIRELESS GROUP, INC. (the Company or 21st Century) is a provider of Specialized Mobile Radio (SMR) wireless communications. The Company was formed as a result of the bankruptcy (Chapter 11) proceedings of Twin Cities 3rd Mobile Associates (the Partnership) which held the assets received from DCI, as described in Note 14. Effective January 1, 1996, all assets and liabilities of the Partnership were transferred to the Company in exchange for 2,491,323 shares of common stock and warrants to purchase 495,000 shares of additional common stock in the Company. The Partnership was dissolved upon the distribution of the stock to the partners. The consolidated financial statements include the operations of the Partnership during 1995 and the operations of the Company during 1996.

       The Company currently services approximately 9,800 subscriber units in Minnesota, Arkansas and Tennessee.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and Peacock's Radio and Wild's Computer Services (Peacock), a wholly owned subsidiary of the Company. Intercompany accounts and transactions were eliminated in consolidation.

       Use of Estimates

       The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures at the date of and during the consolidated financial statements reporting periods. Actual results could differ from these estimates. The most significant areas which require the use of management's estimates relate to the initial values assigned to property and equipment and intangible assets, depreciable lives for property and equipment, and amortization periods for intangible assets.

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash and cash equivalents, receivables, accounts payable and long-term debt to nonrelated parties approximate their fair values. It is not practicable to determine the fair value of the notes payable to related parties due to the related party nature of the transactions.

       Revenue Recognition

       Revenue is recognized for air-time and other services during the period utilized.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk.

       Inventories

       Inventories, which represent SMR equipment and pagers for resale and service and repair parts, are stated at the lower of cost, determined on the first-in, first-out method, or market.

       Property and Equipment

       Property and equipment are stated at the lower of cost or fair market value at the time of acquisition, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:
                                                                        Years
                                                                        -----
                        Buildings and improvements                     7  -  20
                        Communications equipment                       5  -  15
                        Office furniture and equipment                 3  -   5

       Intangible Assets

       Intangible assets are recorded at the lower of cost or fair market value at the time of acquisition, less accumulated amortization. Intangible assets are amortized using the straight-line method over their estimated useful lives of twenty years for FCC licenses and five to fifteen years for other intangible assets.

       Income Taxes

       Prior to 1996, income and losses of the Partnership were reported on the tax returns of the individual partners. Accordingly, no provision for income taxes is included in the 1995 consolidated financial statements.

       Stock-Based Compensation

       The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 and, accordingly, recognizes no compensation expense for stock option grants. In 1996, the Company adopted the pro forma disclosure only provisions of Statement of Financial Accounting Standards No. 123.

       Net Loss Per Share

       Primary earnings per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. Prior to the registration of the Company's common stock, in accordance with the Securities and Exchange Commission Regulations, common equivalent shares resulting from the conversion of the partnership units were included in the calculation of shares used in computing net loss per share for 1995.


 2.    Going Concern -

       The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses in 1996 and 1995 of $1,101,022 and $846,837, respectively. In addition, at December 31, 1996, current liabilities exceed current assets by $275,727.

       The continuation of the Company as a going concern is dependent upon future profitable operations and the ability to obtain additional financing. Management forecasts positive cash flows from operations in 1997 and is pursuing a variety of financing arrangements, including debt financing and an additional equity investment.


 3.    Acquisitions -

       Effective January 1, 1996, the Company acquired certain assets of Alan M. Hansel, d/b/a SMC (SMC), as follows:

                             Cash                        $      50,000
                             Notes payable                     450,000
                             Common stock                    1,127,610
                             Additional costs                   21,755
                                                         -------------
                             Cost of acquisition         $   1,649,365
                                                         =============

       The acquisition was accounted for as a purchase and, accordingly, the consolidated statement of operations includes the results of operations of SMC since the acquisition. The purchase price was allocated to the assets acquired based on the estimated fair market values at the date of acquisition as follows:

                             Property and equipment        $     834,989
                             FCC licenses                        814,376
                                                           -------------
                                                           $   1,649,365
                                                           =============

       Effective September 1, 1996, the Company acquired all the outstanding common stock of Peacock as follows:

                             Common stock                    $   621,653
                             Additional costs                     19,107
                                                             -----------
                             Cost of acquisition             $   640,760
                                                             ===========

       The acquisition was accounted for as a purchase and, accordingly, the consolidated statement of operations includes the results of operations of Peacock since the acquisition. The purchase price was allocated to the assets acquired based on the estimated fair market values at the date of acquisition as follows:

                             Cash                             $       115
                             Accounts receivable                   69,203
                             Inventories                          149,897
                             Prepaid expenses                       4,370
                             Property and equipment               408,480
                             FCC licenses                         219,834
                             Accounts payable                    ( 70,788)
                             Accrued expenses                    ( 15,280)
                             Notes payable                       (125,071)
                                                              ------------
                                                              $   640,760
                                                              ============

       In addition to the price of the acquisition, the Company guaranteed a stock price on the open market of $5.33 per share at an initial public offering. To the extent that the price on the first day of public trading is less than $5.33 per share, additional shares will be issued. At this time, that amount cannot be estimated.

       The Company may be required to repurchase up to 10,195 shares of common stock issued to certain previous owners of Peacock at $5.33 per share. Subsequent to the Peacock acquisition the Company repurchased 5,007 shares of common stock at $5.33 per share.

       The following unaudited pro forma financial information shows the results of the Company as if both acquisitions had occurred on January 1, 1995. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated companies.

                                                       Unaudited
                                              ----------------------------
                                                1996              1995
                                                ----              ----
             Revenue                          $2,717,000       $1,539,000
             Net loss                        ($1,131,000      ($  967,000)
             Net loss per share              ($      .36)     ($      .33)
             Weighted average common and
                common equivalent shares       3,165,403        2,950,941


 4.    Property and Equipment -

       Property and equipment consist of the following:

             Land                                             $      62,410
             Buildings and improvements                             141,426
             Communications equipment                             2,674,164
             Office furniture and equipment                         107,056
                                                              -------------
                                                                  2,985,056
             Less accumulated depreciation                          421,919
                                                              -------------
                                                              $   2,563,137
                                                              =============


 5.    Intangible Assets -

       Intangible assets consists of the following:

             FCC licenses                                     $   5,285,981
             Dealership franchise                                    58,462
             Customer list                                           20,000
                                                              -------------
                                                                  5,364,443
             Less accumulated amortization                          494,994
                                                              -------------
                                                              $   4,869,449
                                                              =============


 6.    Notes Payable - Related Parties

       Notes payable consists of the following:

                                         Interest
             Description                   Rate                 Collateral                      Amount
             -----------                ---------               ----------                      ------

          Officer/stockholder             5 - 9%        Certain assets acquired from SMC      $   389,400

          Related parties               8.25% - 10%     Certain property and equipment             92,387
                                                                                              -----------
                                                                                                  481,787
          Less current maturities                                                                 317,020
                                                                                              -----------
                                                                                              $   164,767
                                                                                              ===========

       The note payable to the officer/stockholder represents the amount due for the purchase of SMC, net of the amounts used for the exercise of warrants. The note requires payments of $150,000, $89,400 and $150,000 in 1996, 1997, and 1998, respectively. The past due amount bears interest at 9%.

       Maturities of notes payable are as follows:

                                                  Year                  Amount
                                                  ----                  ------
                                                  1997              $   317,020
                                                  1998                  164,767
                                                                    -----------
                                                                    $   481,787
                                                                    ===========


 7.    Long-Term Debt -

       Long-term debt consists of the following:

                                                Interest
                   Description                    Rate             Collateral                 Amount
             ---------------------              --------        -----------------          -----------
             Mortgage note                       10.25%         Land and building          $    57,412

             Financial institution               12.90%         Vehicle                         10,354
                                                                                           -----------
                                                                                                67,766
             Less current maturities                                                             4,419
                                                                                           -----------
                                                                                           $    63,347
                                                                                           ===========


       Maturities of long-term debt are as follows:

                                                  Year                  Amount
                                                  ----                  ------
                                                  1997              $     4,419
                                                  1998                   57,976
                                                  1999                    3,014
                                                  2000                    2,357
                                                                    -----------
                                                                    $    67,766
                                                                    ===========


 8.    Related Party Transactions -

       During 1996, the Company purchased approximately $195,000 of inventory from Southern Minnesota Communications, Inc., a corporation owned by Alan
       M. Hansel, a director. Subsequent to the acquisition, management determined that certain inventory lines would be phased-out during 1997 and recorded a reserve of approximately $50,000 against the acquired inventory.

       During 1995, the Partnership reimbursed the nine members of the Management Committee $187,065 for expenses. In addition, the Management Committee received 88,500 shares of common stock in the Company, with a fair market value of $388,875 at the time of issuance, for accrued compensation.


 9.    Income Taxes -

       Income tax expense (benefit) for 1996, computed at the statutory federal income tax rate, is as follows:

          Tax benefit at statutory federal rate - 34%         ($374,000)
          State taxes, net of federal tax benefit             (  70,000)
          Valuation allowance                                   444,000
                                                                -------
                                                               $   -
                                                                =======

       Significant components of the Company's deferred tax assets are as follows at December 31, 1996:

          Basis difference on net assets transferred from the Partnership           $2,917,000
          Net operating loss carryforwards                                             444,000
                                                                                    ----------
          Total deferred tax asset                                                   3,361,000
          Valuation allowance                                                       (3,361,000)
                                                                                     ----------
                                                                                    $     -
                                                                                     ==========


       The Company retained the basis in the assets transferred from the Partnership to the Company, which was approximately $7,200,000 higher than the book value. The basis difference will result in additional depreciation and amortization for tax purposes over the lives of the related assets.

       The net operating loss carryforwards expire in 2111.


10.    Common Stock, Stock Options, and Warrants -

       Common Stock

       On September 16, 1996, the Company declared a 3 for 2 stock split for shareholders of record on that date. All share data was restated to reflect the stock split.

       The Company filed a 10-SB Registration, which was approved by the Securities & Exchange Commission on November 4, 1996.


       Upon completion of the conversion of the Partnership units to common stock during 1996 as described in Note 1, management determined that the Partnership units had been oversubscribed. At the advice of legal counsel, the Company issued common stock for all Partnership units presented for conversion which resulted in the issuance of an additional 16,323 shares of common stock over the 2,475,000 shares approved by the bankruptcy proceedings.

       Stock Options

       During 1996, the Company issued stock options to all personnel associated with the Company prior to September 1, 1996. The exercise price of the stock options was estimated at $2 per share which equals the stock price.

       Options granted vest at varying periods up to two years and expire in 10 years.

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                         Options      Price
                                                         -------    ---------
             OUTSTANDING, December 31, 1995                 -       $    -
                Granted                                  252,200        2.00
                Forfeited                                 (1,500)       2.00
                                                         -------
             OUTSTANDING, December 31, 1996              250,700        2.00
                                                         =======

       At December 31, 1996, there are 241,700 options exercisable at $2 per share with a remaining contractual life of 9.5 years.

       If the Company recognized compensation expense based on the fair value at the grant dates for options under the Plan, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, net loss and per share disclosures would change to the pro forma amounts below for 1996:

             Net loss:
                As reported                          ($1,101,022)
                Pro forma                            ( 1,170,113)

             Net loss per common share:
                As reported                                 (.36)
                Pro forma                                   (.38)

       The fair value of stock options used to compute pro forma net loss and per share disclosure for 1996 is the estimated present value at grant date using the Black-Scholes Option-Pricing model with the following weighted average assumptions:

                Risk-free interest rate                                6.5%
                Expected life - years                                  2-3
                Expected volatility                                    .01%
                Expected dividend rate                                 .00%

       Warrants

       In 1996, stockholders exercised warrants to purchase 93,000 shares of common stock at $4 per share. The Company agreed that if the stock price on the first day of public trading is less than $4 per share, the Company will refund the difference between the $4 and the initial price. At this time, that amount cannot be estimated.

       In 1996, two Directors used their accrued compensation totaling $55,000, before taxes of $11,200, as payment for the exercise of their warrants to purchase 10,950 shares of common stock. Also, an officer/stockholder converted $60,600 of notes payable from the SMC acquisition as payment for the exercise of warrants to purchase 15,150 shares of common stock.

       Warrant activity during 1996 was as follows:

                                                                                             Shares of
                                                                                               Common
                                                                                                Stock
                                                                            Warrants         Exercisable
                                                                            --------         -----------
          Warrants issued in connection with the:
             Conversion of the Partnership units                              3,300             495,000
             Accrued compensation to the management committee                   318              47,700
             SMC acquisition                                                    402              60,300
                                                                             ------              ------
                                                                              4,020             603,000
          Warrants exercised                                                   (794)           (119,100)
          Warrants issued to DCI                                             40,000              60,000
                                                                             ------              ------
                                                                             43,226             543,900
                                                                             ======             =======

       The outstanding warrants are exercisable at a price equal to 85% of the lesser of the opening price of the common stock upon initial public trading or the closing bid price on the first day of public trading. Warrants expire 180 days after the initial public trading of the Company's common stock on a national exchange.


11.    Partnership Restructuring Expense -

       In connection with the bankruptcy proceedings, the Partnership incurred legal and professional fees totaling $62,541 which are included in the 1995 consolidated statement of operations as restructuring expenses.


12.    Leases -

       The Company leases space for transmission equipment and office space under operating leases which expire at various dates through December 2000.

       The approximate future minimum rental commitments under all noncancellable leases are as follows:

                                                  Year               Amount
                                                  ----               ------
                                                  1997              $115,000
                                                  1998               110,000
                                                  1999               113,000
                                                  2000                11,000
                                                                    --------
                                                                    $349,000
                                                                    ========


       Rent expense was approximately $232,000 and $159,600 for 1996 and 1995, respectively.


13.    Employment Agreements -

       The Company has various employment agreements with terms ranging from eighteen months to five years. The agreements require minimum base salaries plus bonuses based on profitability and other requirements.


14.    Litigation Settlement -

       During 1993, Digital Communications, Inc. (DCI) purchased certain radio frequencies and transmitting equipment in the Twin Cities metropolitan area. To finance the acquisition, DCI represented to management that it sold 1,650 units at $8,000 per unit. In October 1993, DCI transferred cash to the Partnership totaling $2,500,000, a 75% interest in 57 radio channels, FCC licenses, and transmitting equipment, as well as all related Partnership units.

       Subsequent to the transfer, the management of the Partnership determined that the fair market value of the assets received from DCI, excluding cash, was substantially less than the value represented by DCI . The appraised value of the Partnership's 75% interest in the assets transferred, excluding cash, was estimated to be $3,645,000, using the discounted cash flow method, and the Partnership recorded the initial capital contributions at $6,145,000.

       The Partnership and its partners commenced a class action lawsuit against DCI and others involved in promoting the Partnership. The lawsuit alleged various illegal acts in the promotion and sale of the Partnership units. In December 1996, management reached a settlement with DCI, which includes recovery of 92% of the 25% interest in the assets retained by DCI in exchange for warrants to purchase 60,000 shares of 21st Century common stock. The warrants are exercisable for three years after initial public trading at the average closing bid price during the first 30 days of trading. This settlement increased the Company's total assets by $1,117,800. Digital Communications of Denver, Inc., a related party of DCI, claims to own the 2% excluded from this settlement.

       The 1996 and 1995 consolidated statements of operations include legal fees for litigation against DCI and related matters of $45,648 and $118,206, respectively, which are classified as other expense.




ITEM 8. CHANGES IN AND DISAGREENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.    DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information with respect to each of the officers and directors of the Company.



                                   AGE      PRINCIPAL OCCUPATION                        DIRECTOR SINCE
                                   ---      --------------------                        --------------
James E. LaFayette                  58      Chairman, Chief Executive of                     1995
                                            the Company

Rodney H. Hutt                      47      President and Chief Operating Officer            1997
                                            of the Company


Thomas Venable                      36      Vice President Sales, World Talk, Inc.            1995
                                            Board Member, Secretary of the
                                            Company


Kenneth B. Thomson, CPA             54      Retired.                                         1995


Alan M. Hansel                      57      Vice President, Engineering                      1996
                                            of the Company


Galen L. McCord                     52      President, Totally Wireless                      1995
                                            Communications

Mark E. Seely                       30      Executive, Qualcomm, Inc.                        1995


Harold O'Dell                       54      President, LeFlore Communications                1996


         James E. LaFayette became Secretary of TC3M on November 1, 1993 at the formation of TC3M. Mr. LaFayette was elected Chairman of the Board effective September 1, 1996. From 1994 through the date hereof, Mr. LaFayette has devoted his efforts full time to the operations of TC3M and the Company. From 1992 to 1994, Mr. LaFayette was a self-employed communications consultant and stock broker. From 1984 to 1991, Mr. LaFayette was a Sales Vice President with Pacific Bell, a Pacific Telesis telecommunications company located in California.

          Rodney H. Hutt became executive vice president and general manager of TC3M in 1994 and was promoted to President and Chief Operating Officer effective September 1, 1996. Mr. Hutt was elected to the Board of Director on March 3, 1997. Mr. Hutt was employed as Director of North American sales for the E.F. Johnson Company from 1992 through 1994. From 1984 to 1992, Mr. Hutt was employed as a regional sales manager for Motorola Communications &
Electronics, Inc. Both E.F. Johnson and Motorola manufacture and sell communications equipment, including SMR equipment.

         Kenneth B. Thomson became Chairman of TC3M on November 1, 1993 at the formation of TC3M and resigned effective September 1, 1996. Prior to 1990, Mr. Thomson was the owner and president of Kenneth B. Thomson, Inc., P.C., a public accounting firm.

         Thomas M. Venable became Secretary of TC3M on November 1, 1993 at the formation of TC3M. From November 1993 to the present, Mr. Venable has been employed as a regional sales manager and most recently National Sales Manager for WorldTalk Corporation, headquartered in Santa Clara, CA. WorldTalk provides consulting services to businesses across the country to permit communication among non-integrated e-mail systems.

         Alan M. Hansel has been president and owner of Southern Minnesota Communications for more than 25 years. He was elected to the Board in 1996.

         Galen L. McCord became a member of the Management Committee of TC3M on November 1, 1993 at the formation of TC3M. He was elected to the Board in 1996. Since 1994, Mr. McCord has been president of Totally Wireless Communications, a telecommunications development company, headquartered in Rocklin, California.

         Mark E. Seely became a member of the Management Committee of TC3M on November 1, 1993 at the formation of TC3M. Since 1987, Mr. Seely has served on active duty in a number of different capacities for the United States Navy. Mr. Seely is currently employed by Qualcomm Corp.

         Harold O'Dell has been president and owner of LeFlore Communications of Greenwood, MI for over 20 years. Mr. O'Dell was elected to the Board in 1996.

         One-third of the directors of the Company are elected each year to serve three-year terms or until their successors are duly elected and qualified.


B.    EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME               AGE      POSITION WITH THE COMPANY

James E. LaFayette          58       Chief Executive Officer



Rodney H. Hutt              47       President and Chief Operating Officer



Stephen J. Mocol            45       Vice President and Chief Financial Officer


         James E. Lafayette has been involved with the Company and its predecessor since its inception. He was elected President and Chief Executive Officer in November 1995. For a more in-depth Discussion refer to "Directors of the Registrant."

         Rodney H. Hutt joined the Company in 1994 and was elected President and Chief Operating Officer in September, 1996. For a more in-depth Discussion refer to "Directors of the Registrant."

         Stephen J. Mocol became Vice President and Chief Financial Officer in 1996. From 1989 through 1996, Mr. Mocol was employed in various financial management functions with E.F. Johnson Company, a leading supplier of SMR equipment. Prior to that, Mr. Mocol spent 15 years with Honeywell, Inc., a leading high tech manufacturer.

C.    SECTION 16(a) OF THE EXCHANGE ACT BENEFICIAL OWNERSHIP REPORTING
      COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based on review of the copies filed during the year ended December 31, 1996, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by section 16 of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

A.    COMPENSATION OF DIRECTORS

         DIRECTORS FEES. Each current non-employee director of the Company receives $500.00 per day plus expenses, while conducting Company business either in board meetings or in any other authorized capacity.

         STOCK OPTIONS GRANTED TO NON-EMPLOYEE DIRECTORS. Effective January 1, 1996, the Board approved the award of options to purchase 7,500 shares of the Company's common stock each non-employee director, with the exception of Mr. Venable, who was awarded options to purchase 12,000 shares. Effective August 1, 1996 with his appointment to the Board of Directors, Mr. O'Dell was awarded options to purchase 7,500 shares. The exercise price of the stock options was set at $2.00 per share.

B.    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION PAID TO EXECUTIVE OFFICERS.

         The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Office. The Company had no employees whose cash and non-cash compensation exceeded $100,000.



                           SUMMARY COMPENSATION TABLE



                                                         ANNUAL COMPENSATION
                                                         -------------------
         NAME AND PRINCIPAL POSITION        YEAR       SALARY            BONUS
         ---------------------------        ----       ------            -----
         James E. Lafayette,
         Chief Executive Officer            1996       $33,172            None


C.    OPTION GRANTS AND EXERCISES.

         The following table provides information for the year ended December 31, 1996 as to individual grants of options to purchase shares of the Common Stock.



                              OPTION GRANTS IN 1996

                                          Percent of Total Options
                                            Granted to employees         Exercise or Base  Expiration
         Name           Options Granted         in the year               Price ($/Share)     Date
         ----           ---------------         -----------               ---------------  -----------

James E. LaFayette         67,200                  26.6%                       $2.00          2006
Kenneth B. Thomson         25,500                  10.1%                       $2.00          2006
Rodney H. Hutt             37,000                  14.7%                       $2.00          2006
Stephen J. Mocol           19,000                   7.5%                       $2.00          2006


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth information regarding the beneficial owners of the Common Stock of the Company as of December 31, 1996, unless otherwise noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) each named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                   Shares of Common Stock     Beneficially Owned
                  Name                  Amount                 Percent of Class
                  ----                  ------                 ----------------
         Alan M. Hansel                 316,650                      9.6%
         Kenneth B. Thomson              57,732                      1.7%
         James E. LaFayette              56,997                      1.7%
         Galen L. McCord                 24,341                      *
         Thomas M. Venable               23,441                      *
         Mark E. Sealy                   23,141                      *
         Rodney H. Hutt                   6,450                      *

         All Officers and Directors     574,362                     17.4%
         as a group
         ------------
         * Less than 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as described below, in the past year the Company has not had any significant transactions with any director or executive officer of the Company, any person nominated for election as a director, any significant shareholder, or any member of the immediate family of any of the foregoing.

         During 1995, the Partnership reimbursed the nine members of the Management Committee $187,065 for expenses. In addition, the Management Committee received 59,000 shares of common stock in the Company, with a fair market value of $388,875 at the time of issuance, in lieu of cash payments.

         Effective January 1, 1996 the Company acquired substantially all of the assets of Alan M. Hansel and Southern Minnesota Communications. Mr. Hansel has become a substantial shareholder as described in Part II, item 11, has joined the Board of Directors, and become a Company employee.

         Effective in 1996, the Company purchased inventories valued at approximately $195,000 from Alan M. Hansel and Southern Minnesota
Communications.

         Effective September 1, 1996 the Company acquired the stock of Peacock's Radio and Wild's Computer Service. Mr. John Peacock and Mr. Johnny Wild have become substantial shareholders of the Company and Mr. Peacock served on the Board of Directors for a brief time in 1996. Both Mr. Wild and Mr. Peacock have become Company employees.

ITEM 13. EXHIBITS AND REPORTS ON ITEM 8-K

(a)  EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at page 26 of this report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such a request should be sent to: Mr. Stephen Mocol, 403 Gateway Blvd., Burnsville, MN 55337; Atten:
Stockholder Information.

(b)  REPORTS ON FORM 8-K

         The company did not file any Current Reports on Form 8-K during the fourth quarter of calendar 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        21ST CENTURY WIRELESS GROUP, INC.


                                          Dated:  March 31, 1997
                                          By: /s/ Rodney H. Hutt
                                 -----------------------------------
                                               Rodney H. Hutt
                                 President, Chief Operating Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 31, 1997 in the capacities indicated.


NAME                                TITLE
----                                -----

/s/ Rodney H. Hutt
_____________________________       President, Chief Operating Officer and
Rodney H. Hutt                      Director

/s/ James E. LaFayette
________________________________    Chairman of The Board, CEO
James E. LaFayette

________________________________    Thomas Venable
Thomas Venable                      Director/Secretary

________________________________    Alan M. Hansel
Alan M. Hansel                      Director

________________________________    Galen McCord
Galen McCord                        Director

________________________________    Harold O'Dell
Harold O'Dell                       Director

________________________________    Mark Seely
Mark Seely                          Director

________________________________    Kenneth B. Thomson
Kenneth B. Thomson                  Director


                        21ST CENTURY WIRELESS GROUP, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1996


  Item No.                          Item                      Method of Filing
  --------                          ----                      ----------------

 2.1                       Plan of Reorganization of          Incorporated by reference to Exhibit 8.1
                           TC3M                               contained in the Registration Statement
                                                              on Form 10-SB (File No. 0-27770)

 3.1                       Articles of Incorporation          Incorporated by reference to Exhibit 2.1
                                                              contained in the Registration Statement
                                                              on Form 10-SB (File No. 0-27770)

 3.2                       By-laws                            Incorporated by reference to Exhibit 2.2
                                                              contained in the Registration Statement
                                                              on Form 10-SB (File No. 0-27770)


 3.3                       Specimen Certificate of            Incorporated by reference to Exhibit 3.1
                           Common Stock                       contained in the Registration Statement
                                                              on Form 10-SB (File No. 0-27770)

 3.4                       Form of Warrant Agreement          Incorporated by reference to Exhibit 3.2
                                                              contained in the Registration Statement
                                                              on Form 10-SB (File No. 0-27770)

10.1                       Executive Security Plan            Incorporated by reference to Exhibit 6.1
                                                              contained in the Registration Statement
                                                              on Form 10-SBA1(File No. 0-27770)

10.2                       Office Lease dated March           Incorporated by reference to Exhibit 6.3
                           6, 1996 for Executive              contained in the Registration Statement
                           Office                             on Form 10-SBA1(File No. 0-27770)

10.3                       Employment Contract with           Filed Herewith Electronically
                           Stephen J. Mocol

10.4                       Asset Purchase Agreement           Incorporated by reference to Exhibit 8.2
                           With Alan Hansel and               contained in the Registration Statement
                           Southern Minnesota, Inc.           on Form 10-SB(File No. 0-27770)
                           dated February 9, 1996

10.5                       Stock Purchase Agreement           Incorporated by reference to Exhibit 8.2
                           With Peacock's Radio and           contained in the Registration Statement
                           Wild's Computer Service.           on Form 10-SB(File No. 0-27770)
                           dated January 11, 1996.

27.1                       Financial Data Schedule            Filed Herewith Electronically