Form 10QSB
period 1997-03-31
21ST CENTURY WIRELESS GROUP INC
filed 1997-05-15
CIK 1008115

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997        COMMISSION FILE NO. 0-27770

[ ] Transition Report Pursuant to Section 13 or 15 (d) Securities and Exchange Act of 1934


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


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____


Transitional Small Business Disclosure Format (check one): YES __ NO X




                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                        21ST CENTURY WIRELESS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                        March 31           December 31
                                                                                1997                 1996
                                                                            -----------          -----------
Current assets
        Cash and cash equivalents                                           $   149,204          $   172,042
        Accounts receivable, net of allowance for doubtful
          accounts of $30,000                                                   234,199              127,533
        Inventories                                                             333,306              334,626
        Prepaid expenses and other                                                9,103               12,809
                                                                            -----------          -----------
                     TOTAL CURRENT ASSETS                                       725,812              647,010
                                                                            -----------          -----------

Property and equipment                                                        2,483,735            2,563,137
                                                                            -----------          -----------

Intangible assets, net of accumulated amortization of
        $570,444 and $494,994 respectively                                    4,793,999            4,869,449

                                                                            ===========          ===========
                                                                            $ 8,003,546          $ 8,079,596
                                                                            ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Current maturities of notes payable - related parties               $   306,528          $   317,020
        Current maturities of long-term debt                                      3,855                4,419
        Accounts payable                                                        520,298              493,064
        Accrued expenses                                                        130,366              108,234
                                                                            -----------          -----------
                     Total current liabilities                                  961,047              922,737
                                                                            -----------          -----------

Long-term liabilities
        Notes payable - related parties                                         164,767              164,767
        Long-term debt                                                           63,347               63,347
                                                                            -----------          -----------
                                                                                228,114              228,114
                                                                            -----------          -----------

Commitments and contingencies                                                      --                   --

Shareholders equity
        Common stock ($0.001 par value, 25,000,000 shares
           authorized, 3,318,291 and 3,308,541 issued respectively)               3,318                3,309
        Additional paid-in capital                                            8,092,161            8,053,170
        Treasury stock, at cost 3,339 shares                                    (26,712)             (26,712)
        Accumulated deficit                                                  (1,254,382)          (1,101,022)
                                                                            -----------          -----------
                                                                              6,814,385            6,928,745
                                                                            -----------          -----------
                                                                            $ 8,003,546          $ 8,079,596
                                                                            ===========          ===========


See accompanying notes to condensed consolidated financial statements



                        21ST CENTURY WIRELESS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                   --------------------------------
                                                       1997                 1996
                                                   -----------          -----------
REVENUE                                            $   765,359          $   279,363

COST OF REVENUE                                        398,620              164,337
                                                   -----------          -----------

GROSS PROFIT                                           366,739              115,026


OPERATING EXPENSES
             Selling                                   138,665               46,276
             General and administrative                374,800              376,469
                                                   -----------          -----------
                                                       513,465              422,745
                                                   -----------          -----------

OPERATING LOSS                                        (146,726)            (307,719)
                                                   -----------          -----------

OTHER INCOME (EXPENSE)
             Interest income                             1,110                7,214
             Interest expense                           (7,744)              (3,375)
                                                   -----------          -----------
                                                        (6,634)               3,839

                                                   -----------          -----------
NET LOSS                                           $  (153,360)         $  (303,880)
                                                   ===========          ===========

EDITDA                                                  14,374             (186,386)


Net loss per share                                 $     (0.05)         $     (0.11)

Weighted average common shares outstanding           3,315,854            2,807,573

See accompanying notes to condensed consolidated financial statements




                        21ST CENTURY WIRELESS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                             ----------------------------
                                                                               1997                1996
                                                                             ---------          ---------
OPERATING ACTIVITIES
        Net loss                                                              (153,360)          (303,880)
        Adjustments to reconcile net loss to
          net cash used by operating activities:
            Depreciation                                                        85,650             53,390
            Amortization                                                        75,450             67,943
            Changes in operating assets and
              liabilities
                   Accounts receivable                                        (106,666)           (31,996)
                   Inventories                                                   1,320             (3,002)
                   Prepaid expenses and other                                    3,706            (18,032)
                   Accounts payable                                             27,234            166,804
                   Accrued expenses                                             22,132              2,406

                                                                             ---------          ---------
                               Net cash used by operating activities           (44,534)           (66,367)
                                                                             ---------          ---------

INVESTING ACTIVITIES
        Purchases of property and equipment                                     (6,248)           (88,251)
        Expenditures for intangible assets                                        --              (19,320)
        Expenditure for other long term assets                                    --              (11,062)

                                                                             ---------          ---------
                               Net cash used by investing activities            (6,248)          (118,633)
                                                                             ---------          ---------

FINANCING ACTIVITIES
        Proceeds from the exercise of warrants                                  39,000               --
        Payments on long-term debt and notes payable                           (11,056)              --
                                                                             ---------          ---------
                               Net cash provided by financing
                                 activities                                     27,944               --
                                                                             ---------          ---------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                              (22,838)          (185,000)

CASH AND CASH EQUIVALENTS
        Beginning of period                                                    172,042            763,822

                                                                             ---------          ---------
        End of period                                                        $ 149,204          $ 578,822
                                                                             =========          =========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

During the three months ended March 31, 1996, the Company issued stock as payment for accrued compensation totaling $388,875.

Effective January 1, 1996, the Company issued 301,500 shares of its common stock and $450,000 in notes payable to Alan Hansel and Southern Minnesota Communications ("SMC") for substantially all of SMC's Specialized Mobile Radio equipment and licenses valued at $1,577,610.

See accompanying notes to condensed consolidated financial statements




                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     In the opinion of management these unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.   Property and Equipment

     Property and Equipment consist of the following:

                                               March 31         December 31,
                                                 1997               1996
                                             -------------       ------------
        Land                                 $      62,410       $     62,410
        Building                                   141,426            141,426
        Transmission equipment                   2,679,537          2,674,164
        Office furniture and equipment             107,931            107,056
                                             -------------       ------------
                                                 2,991,304          2,985,056
        Less accumulated depreciation              507,569            421,919
                                             -------------       ------------
                                             $   2,483,735       $  2,563,137
                                             =============       ============


4.   Capital and Loss per share

     Primary earnings per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. The Company issued 9,750 shares of common stock during the three months ended March 31, 1997 to existing shareholders that exercised warrants at a price of $4.00 per share.

     On September 16, 1996, the Company declared a 3 for 2 split of the Company's common stock for shareholders of record on that date. All share data has been adjusted to reflect the stock split.


ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

The Company derives its revenue from fees charged for the use of its radio transmission equipment and for the sale and servicing of Specialized Mobile Radio (SMR) and paging equipment.

Revenue for the three months ended March 31, 1997 was $765,000 compared to $279,000 for the same period last year, an increase of $486,000 (174%).The Company operated from locations in the Twin Cities and Southern Minnesota (SMC) for the entire year 1996 and added Southern Operations in the Greater Memphis area through the acquisition of Peacock's Radio and Wild's Computer Services (Peacock) effective September 1, 1996 and Currie Communications (Currie) effective October 10, 1996. The Peacock and Currie businesses have subsequently been merged together to form the Southern Operations of 21st CENTURY WIRELESS GROUP, INC.

The results of Peacock and Currie are included in the results for the three months ended March 31, 1997, but are not included in the same period last year. On a comparable basis, revenue from the businesses in Minnesota increased by 40% from the first quarter of 1996 due to an increase in the number of subscriber units loaded on the system and increased sales and service revenue in Southern Minnesota.


COST OF REVENUE

The cost of revenue is comprised of site rental, maintenance, and utilities for the Company's transmission equipment, cost of land mobile radios sold to customers, and service labor and parts.

Cost of revenue for the three months ended March 31, 1997, was $399,000 compared to $164,000, an increase of $235,000 for the same period of 1996. The increase was due to the addition of the Southern Operations and the variable cost associated with additional sales and service revenue in Southern Minnesota. The cost structure of an air-time provider is essentially fixed and consists of rent, power, and utilities at a tower site. The cost structure of the retail sales and service operation is more variable than an air-time provider, with the cost of revenue consisting of the products that are re-sold.

The gross profit percentage for the three months ended March 31, 1997, was 48% compared to 41% for the same period last year. The gross profit percentage for 1997 has increased due to the growth in recurring revenue due to the increased number of radios loaded on the Company's system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 were $513,000 and $422,000 for the same period last year. The increase from last year is due in part to the addition of the Peacock and Currie operations ($105,000), increases in sales commissions resulting from additional air-time and sales and service revenue ($35,000), and increased depreciation and amortization expense ($40,000) due to property additions throughout 1996 and revaluation of the assets acquired from the predecessor company as a result of the settlement with the promoters of the predecessor company. Included in the SG&A expense for the first quarter of 1996 were costs due to professional fees needed to support the Company's acquisition strategy, business filing with the SEC, and the class action law-suit against the promoters of the predecessor Company of approximately $100,000.

NET LOSS, EBITDA

For the three months ended March 31, 1997, the net loss of $151,000 was $178,000 less than the same period last year. Loss per share improved by $0.06 from the same period of last year. The improvements are due to higher revenues and improved margins, as discussed above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) was $14,000 for the three months ended March 31, 1997 compared to ($186,000) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had negative working capital of $235,000 compared to $276,000 at December 31, 1996.

Included in the current liabilities at March 31, 1997 and December 31, 1996 was $501,000 and $511,000 respectively of seller financed debt from the previous owners of SMC and Currie, including $195,000 in accounts payable.

The Company has been actively pursuing additional sources of debt and equity financing. During January, 1997, the Company retained the services of a Twin Cities based Investment Banker to assist in raising funds on behalf of the Company.

Until such financing is completed, the Company has curtailed any growth, deferred any unnecessary capital expenditures, and reduced costs wherever possible without jeopardizing the Company's revenue.

During the three month period ended March 31, 1997 the Company offered its' existing shareholders an opportunity to exercise their stock warrants. This was the second offer of this nature in the past twelve months. The Company issued 9,750 shares of common stock and raised $39,000 in cash.

Cash flow used by operations for the three months ended March 31, 1997 was $45,000 due to an increase in accounts receivable caused by the buying cycle in the rural areas serviced by the Company. Collections subsequent to the date covered by this report, have reduced the accounts receivable balance to a level more comparable to that at December 31, 1996. Cash flow used by operations for the three months ended March 31, 1996 was $66,000.

Cash used by investing activities was $6,000 for the three months ended March 31, 1997 compared to $119,000 for same period of last year. Capital expenditures were $6,000, as the Company has delayed all growth investments to conserve cash until additional financing can be arranged.

Net cash generated from financing activities was $28,000. The Company raised $39,000 from the exercise of warrants by the Company's shareholders and used $11,000 to service debt owed to related parties. No cash was generated or used in financing activities in the comparable period last year.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There are no material or pending or threatened legal, governmental, administrative or other proceedings which the Company is party or of which its property is subject.

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes made to the rights of the holders of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during fiscal year covered by this report.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON EXHIBIT 8K

A.       None required.

B.       No reports have been filed on Form 8K for the most recent quarter.





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


21ST CENTURY WIRELESS GROUP, INC.

Dated:  May 15, 1997             By: /s/ Rodney H. Hutt
                                 Rodney H. Hutt
                                 President, Chief Operating Officer and Director

Dated:     May 15, 1997          By: /s/ Stephen J. Mocol
                                 Stephen J. Mocol
                                 Vice President and Chief Financial Officer