Form 10QSB
period 1997-06-30
21ST CENTURY WIRELESS GROUP INC
filed 1997-08-14
CIK 1008115

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD  ENDED JUNE 30, 1997        COMMISSION FILE NO. 0-27770

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


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __


     Transitional Small Business Disclosure Format (check one): YES __ NO _X_

                        21ST CENTURY WIRELESS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


ASSETS                                                                  June 30,     December 31
                                                                          1997          1996
                                                                      -----------    -----------
Current assets
        Cash and cash equivalents                                     $    71,244    $   172,042
        Accounts receivable, net of allowance for doubtful
          accounts of $30,000                                             219,897        127,533
        Subscription receivable                                           580,000
        Inventories                                                       349,627        334,626
        Prepaid expenses and other                                          6,633         12,809
                                                                      -----------    -----------
                     TOTAL CURRENT ASSETS                               1,227,401        647,010
                                                                      -----------    -----------

Property and equipment                                                  2,590,923      2,563,137
                                                                      -----------    -----------

Intangible assets, net of accumulated amortization of
        $646,044 and $494,994 respectively                              4,713,399      4,869,449

                                                                      -----------    -----------
                                                                      $ 8,531,723    $ 8,079,596
                                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Current maturities of notes payable - related parties         $   585,193    $   317,020
        Current maturities of long-term debt                                3,855          4,419
        Accounts payable                                                  281,971        493,064
        Accrued expenses                                                  128,708        108,234
                                                                      -----------    -----------
                     Total current liabilities                            999,727        922,737
                                                                      -----------    -----------

Long-term liabilities
        Notes payable - related parties                                   243,319        164,767
        Long-term debt                                                     63,347         63,347
                                                                      -----------    -----------
                                                                          306,666        228,114
                                                                      -----------    -----------

Commitments and contingencies                                                --             --

Shareholders equity
        Common stock ($0.001 par value, 25,000,000 shares
           authorized, 3,918,291 and 3,908,541 issued respectively)         3,918          3,309
        Additional paid-in capital                                      8,611,561      8,053,170
        Treasury stock, at cost (3,902 and 3,339 shares respectively)     (29,712)       (26,712)
        Accumulated deficit                                            (1,360,437)    (1,101,022)
                                                                      -----------    -----------
                                                                        7,225,330      6,928,745
                                                                      -----------    -----------
                                                                      $ 8,531,723    $ 8,079,596
                                                                      ===========    ===========


See accompanying notes to condensed consolidated financial statements

                        21ST CENTURY WIRELESS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months                   Six Months
                                                    Ended June 30,                Ended June 30,
                                             --------------------------    --------------------------
                                                 1997           1996           1997           1996
                                             -----------    -----------    -----------    -----------

REVENUE                                      $   799,288    $   455,613    $ 1,564,647    $   734,976

COST OF REVENUE                                  355,446        244,300        754,066        408,637
                                             -----------    -----------    -----------    -----------

GROSS PROFIT                                     443,842        211,313        810,581        326,339


OPERATING EXPENSES
              Selling                            143,695         91,583        282,360        137,859
              General and administrative         397,687        350,229        772,487        726,698
                                             -----------    -----------    -----------    -----------
                                                 541,382        441,812      1,054,847        864,557
                                             -----------    -----------    -----------    -----------

OPERATING LOSS                                   (97,540)      (230,499)      (244,266)      (538,218)
                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
              Interest income                        628          4,392          1,738         11,606
              Interest expense                    (6,937)        (3,375)       (14,681)        (6,750)
                                             -----------    -----------    -----------    -----------
                                                  (6,309)         1,017        (12,943)         4,856

                                             -----------    -----------    -----------    -----------
NET LOSS                                     $  (103,849)   $  (229,482)   $  (257,209)   $  (533,362)
                                             ===========    ===========    ===========    ===========

EBITDA                                            63,560       (109,166)        77,934       (295,552)


Net loss per share                           $     (0.03)   $     (0.08)   $     (0.08)   $     (0.18)

Weighted average common shares outstanding     3,318,150      3,015,000      3,316,818      3,015,000


See accompanying notes to condensed consolidated financial statements

                        21ST CENTURY WIRELESS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Three Months              Six Months
                                                                            Ended June 30,           Ended June 30,
                                                                       ----------------------    ----------------------
                                                                          1997         1996         1997         1996
                                                                       ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
        Net loss                                                        (106,055)    (229,483)    (259,415)    (533,363)
        Adjustments to reconcile net loss to
          net cash used by operating activities:
            Depreciation                                                  85,650       53,390      171,300      106,780
            Amortization                                                  75,450       67,943      150,900      135,886
            Changes in operating assets and
              liabilities
                   Accounts receivable                                    14,302      (43,848)     (92,364)     (75,844)
                   Inventories                                           (16,321)     (35,315)     (15,001)     (38,317)
                   Prepaid expenses and other                            (12,530)      19,496       (8,824)       1,464
                   Accounts payable                                      (43,407)     (50,270)     (16,173)     116,534
                   Accrued expenses                                      (46,658)      60,264      (24,526)      62,670

                                                                       ---------    ---------    ---------    ---------
                               Net cash used by operating activities     (49,569)    (157,823)     (94,103)    (224,190)
                                                                       ---------    ---------    ---------    ---------

INVESTING ACTIVITIES
        Purchases of property and equipment                              (21,953)    (183,265)     (28,201)    (271,516)
        Repurchase of Company stock                                       (3,000)                   (3,000)
        Expenditures for intangible assets                                 5,150      (10,550)       5,150      (29,870)
        Expenditure for other long term assets                                --      (20,020)          --      (31,082)

                                                                       ---------    ---------    ---------    ---------
                               Net cash used by investing activities     (19,003)    (213,835)     (26,051)    (332,468)
                                                                       ---------    ---------    ---------    ---------

FINANCING ACTIVITIES
        Proceeds from the exercise of warrants                                           --         39,000         --
        Payments on long-term debt and notes payable                      (8,588)        --        (19,644)        --

                               Net cash provided by financing
                                                                       ---------    ---------    ---------    ---------
                                 activities                               (8,588)        --         19,356         --
                                                                       ---------    ---------    ---------    ---------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                        (77,960)    (371,658)    (100,798)    (556,658)

CASH AND CASH EQUIVALENTS
        Beginning of period                                              149,204      763,822      172,042      763,822

                                                                       ---------    ---------    ---------    ---------
        End of period                                                  $  71,244    $ 392,164    $  71,244    $ 207,164
                                                                       =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS



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

2.   Property and Equipment

     Property and Equipment consist of the following:

                                              June 30        December 31,
                                               1997             1996
                                           ----------        ----------

     Land                                  $   62,410        $   62,410
     Building                                 141,426           141,426
     Transmission equipment                 2,868,834         2,674,164
     Office furniture and equipment           111,319           107,056
                                           ----------        ----------
                                            3,183,989         2,985,056
     Less accumulated depreciation            593,066           421,919
                                           ----------        ----------
                                           $2,590,923        $2,563,137
                                           ==========        ==========

3.   Capital and Loss per share

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


4.    Subsequent Events -

     a. Transactions with private investors - On July 9, 1997, the Company completed a transaction with a group of private investors. The investors purchased 600,000 shares of common stock of the Company at a purchase price of $1.00 per share. The investors also received warrants to purchase another 800,000 shares of common stock of the Company at a purchase price of $1.00 per share. The warrants are exercisable for a period of 5 years.

     b.   Transactions with Mr. Hansel and Southern Minnesota Communications Inc
          - On July 9, 1997, the Company completed the purchase of certain assets from Alan M. Hansel and Southern Minnesota Communications, Inc. The Company originally entered into a contract for this purchase on February 9, 1996 but renegotiated the terms of the purchase concurrent with the closing of the equity financing transactions described above under "Transactions with private investors." $300,000 of the proceeds of the equity financing transaction were used to pay all of the current installments of the purchase agreement with Mr. Hansel. The company owes Mr. Hansel $399,400 under the purchase agreement to be paid in three installments over the next two years.

     c. Changes in the Board of Directors - Effective July 9, 1997 the following individuals have resigned from the Company's Board of
          Directors: Kenneth Thomson, Thomas Venable, Mark Seeley and Galen McCord. Contemporaneously with the resignation, each of these individuals has received without charge, a grant of options to purchase 15,000 shares of the Company's common stock at $1.00 per share. The following individuals have been appointed to the vacated seats on the Company's Board of Directors: Gary Kohler, Ivan Arenson and Charles Burns.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
The Company derives its revenue from fees charged for the use of its radio transmission equipment and for the sale and servicing of Specialized Mobile Radio (SMR) and paging equipment.

Revenue for the six months and three months ended June 30, 1997 increased 113% and 75% from the same periods of last year.

The Company operated from locations in the Twin Cities and Southern Minnesota
(SMC) for the entire year 1996 and added Southern Operations in the Greater Memphis area through the acquisition of Peacock's Radio and Wild's Computer Services (Peacock) effective September 1, 1996 and Currie Communications (Currie) effective October 10, 1996. The Peacock and Currie businesses have subsequently been merged together to form the Southern Operations of 21st CENTURY WIRELESS GROUP, INC.

The results of Peacock and Currie are included in the results for the 6 months and 3 months ended June 30, 1997 but are not included in the same period last year.

Revenue from the businesses in Minnesota increased by 20% from the first six months of 1996 due to an increase in the number of subscriber units loaded on the system and the impact of market based price adjustments in Southern Minnesota.


COST OF REVENUE
The cost of revenue is comprised of site rental, maintenance, and utilities for the Company's transmission equipment, cost of land mobile radios sold to customers, and service labor and parts.

Cost of revenue for the six months ended June 30, 1997 was $754,000 compared to $409,000 for the same period of 1996. Cost of revenue for the three months ended June 30, 1997 was $355,000 compared to $244,000 for the same period last year. The increases were due to the addition of the Southern Operations in the consolidated results of the Company.

The gross profit percentage for the six months and three months ended June 30, 1997, was 52% and 56% compared to 44% and 46% for the same period last year. The gross profit percentage for 1997 has increased due to the growth in recurring revenue due to the increased number of radios loaded on the Company's system and pricing adjustments.

The cost structure of an air-time provider is essentially fixed and consists of rent, power, and utilities at a tower site. As revenues increase, margin percentage also increases.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the six months and three months ended June 30, 1997 were $1,055,000 and $541,000 compared to $865,000 and $442,000 for the same period last year. The increase from last year for the six months and three months are due in part to the addition of the Peacock and Currie operations of $221,000 and $133,000, increased depreciation and amortization expense of $80,000 and $40,000 due to property additions throughout 1996 and revaluation of the assets acquired from the predecessor company as a result of the settlement with the promoters of the predecessor company. Included in the SG&A expense for the six months and three months of 1996 were costs of $120,000 due to professional fees needed to support the Company's acquisition strategy, business filing with the SEC, and the class action lawsuit against the promoters of the predecessor Company.

During the second quarter of 1997, the Company hired a sales manager and revamped the sales force in Southern Minnesota. The Company expects that these changes will result in increased revenue from the sale of radios, service and dispatch.

NET LOSS, EBITDA

For the six months and three months ended June 30, 1997, the net loss was $257,000 and $104,000 compared to $533,000 and $229,000 for the same periods last year. Loss per share improved by $0.10 for the six month period and $0.05 for the three months compared to the same periods of last year. The improvements are due to higher revenues and improved margins, as discussed above.

Earnings before interest, taxes, depreciation and amortization (EBITDA) was positive for the second consecutive quarter and totals $78,000 for the six months ended June 30, 1997 compared to ($296,000) for the same period last year and $64,000 for the three months ended June 30, 1997 compared to ($109,000) for the same period last year.



LIQUIDITY AND CAPITAL RESOURCES

Subsequent to June 30, 1997, the Company entered into an agreement with a group of private investors The investors purchased 600,000 shares of common stock of the Company at a purchase price of $1.00 per share. The investors also received, without additional charge, warrants to purchase another 800,000 shares of common stock of the Company at a purchase price of $1.00 per share. The warrants are exercisable for a period of 5 years.

Coincidental with the transaction cited above, the Company completed the purchase of certain assets from Alan M. Hansel and Southern Minnesota Communications, Inc. The Company originally entered into a contract for this purchase on February 9, 1996 but deferred the final closing of the purchase until the closing of the equity financing transactions. $300,000 of the proceeds of the equity financing transaction were used to pay all of the current installments of the purchase agreement with Mr. Hansel. The Company owes Mr. Hansel $399,400 under the purchase agreement to be paid in three installments over the next two years.

Giving effect to the subsequent transactions, working capital at June 30, 1997 would have been $250,000 compared to negative working capital of $276,000 at December 31, 1996.

Included in the current liabilities at June 30, 1997 and December 31, 1996 was $585,000 and $511,000 respectively of seller financed debt from the previous owners of SMC and Currie, including $195,000 included in the accounts payable at December 31, 1996.


During the six month period ended June 30, 1997 the Company offered its' existing shareholders an opportunity to exercise their stock warrants. This was the second offer of this nature in the past twelve months. The Company issued 9,750 shares of common stock and raised $39,000 in cash.

Cash flow used by operations for the six months and three months ended June 30, 1997 was $94,000 and $50,000 compared to $224,000 and $158,000 for the same periods last year.




                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company is party or to which its property is subject.

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes made to the rights of the holders of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fiscal period covered by this report.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON EXHIBIT 8K

A.       None required.

B. No reports have been filed on Form 8K for the most recent quarter. Subsequent to the end of the quarter, on August 13, 1997 the Company filed a report on Form 8-K to disclose the following items: 1) Completion of a subscription agreement with new investors; 2) final closing of the asset purchase agreement with Alan Hansel and Southern Minnesota Communications, Inc.; 3) the resignation of four members of the Company's Board of Directors and 4) the appointment of three new members to the Company's Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


21ST CENTURY WIRELESS GROUP, INC.

Dated:  August 14, 1997       By: /s/ Rodney H. Hutt
                              Rodney H. Hutt
                              President, Chief Operating Officer and Director

Dated:  August 14, 1997       By: /s/ Stephen J. Mocol
                              Stephen J. Mocol
                              Vice President and Chief Financial Officer