Form 10QSB
period 1997-09-30
21ST CENTURY WIRELESS GROUP INC
filed 1997-11-14
CIK 1008115

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD  ENDED SEPTEMBER 30, 1997   COMMISSION FILE NO. 0-27770

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

--------------------------------------------------------------------------------

                        21ST CENTURY WIRELESS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months                       Nine Months
                                                   Ended September 30,               Ended September 30,
                                               ----------------------------      ----------------------------
                                                   1997            1996              1997             1996
                                               -----------      -----------      -----------      -----------

REVENUE                                        $   748,803      $   422,645      $ 2,313,450      $ 1,157,621

COST OF REVENUE                                    320,097          224,723        1,074,163          633,360
                                               -----------      -----------      -----------      -----------

GROSS PROFIT                                       428,706          197,922        1,239,287          524,261


OPERATING EXPENSES
        Selling                                    138,874           84,977          421,234          222,836
        General and administrative                 379,820          375,987        1,152,307        1,102,685
                                               -----------      -----------      -----------      -----------
                                                   518,694          460,964        1,573,541        1,325,521
                                               -----------      -----------      -----------      -----------

OPERATING LOSS                                     (89,988)        (263,042)        (334,254)        (801,260)
                                               -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
        Interest income                                320            2,073            2,057           13,679
        Interest expense                             6,173           (3,871)         (10,713)         (10,621)
                                               -----------      -----------      -----------      -----------
                                                     6,493           (1,798)          (8,656)           3,058

                                               -----------      -----------      -----------      -----------
NET LOSS                                       $   (83,495)     $  (264,840)     $  (342,910)     $  (798,202)
                                               ===========      ===========      ===========      ===========

EBITDA                                              73,270         (120,166)         151,204         (415,718)


Net loss per share                             $     (0.02)     $     (0.09)     $     (0.10)     $     (0.26)

Weighted average common shares outstanding       3,765,208        3,015,000        3,486,093        3,015,000


See accompanying notes to condensed consolidated financial statements

                        21ST CENTURY WIRELESS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


ASSETS                                                                    Sept 30,        December 31
                                                                            1997             1996
                                                                        -----------      -----------
Current assets
        Cash and cash equivalents                                       $   155,763      $   172,042
        Accounts receivable, net of allowance for doubtful
          accounts of $28,000 and $30,000 respectively                      233,800          127,533
        Inventories                                                         345,982          334,626
        Prepaid expenses and other                                           36,248           12,809
                                                                        -----------      -----------
              Total current assets                                          771,793          647,010
                                                                        -----------      -----------

Property and equipment                                                    2,580,141        2,563,137
                                                                        -----------      -----------

Intangible assets, net of accumulated amortization of
        $721,494 and $494,994 respectively                                4,650,674        4,869,449

                                                                        -----------      -----------
              Total assets                                              $ 8,002,608      $ 8,079,596
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Current maturities of notes payable - related parties           $   233,205      $   317,020
        Current maturities of long-term debt                                  1,874            4,419
        Accounts payable                                                    261,659          493,064
        Accrued expenses                                                     94,077          108,234
                                                                        -----------      -----------
              Total current liabilities                                     590,815          922,737
                                                                        -----------      -----------

Long-term liabilities
        Notes payable - related parties                                     239,400          164,767
        Long-term debt                                                       74,646           63,347
                                                                        -----------      -----------
                                                                            314,046          228,114
                                                                        -----------      -----------

Commitments and contingencies                                                  --               --

Shareholders equity
        Common stock ($0.001 par value, 25,000,000 shares
           authorized, 3,918,291 and 3,908,541 issued respectively)           3,918            3,309
        Additional paid-in capital                                        8,603,095        8,053,170
        Treasury stock, at cost 10,033 shares                               (65,424)         (26,712)
        Accumulated deficit                                              (1,443,932)      (1,101,022)
                                                                        -----------      -----------
              Total shareholders equity                                   7,097,657        6,928,745
                                                                        -----------      -----------
              Total liabilities and shareholders equity                 $ 8,002,518      $ 8,079,596
                                                                        ===========      ===========


See accompanying notes to condensed consolidated financial statements

                        21ST CENTURY WIRELESS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Three Months              Nine Months
                                                                                    Ended September 30,       Ended September 30,
                                                                                  ----------------------    ----------------------
                                                                                     1997         1996         1997         1996
                                                                                  ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
      Net loss                                                                      (83,495)    (264,840)    (342,910)    (798,202)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
           Depreciation                                                              85,650       58,156      256,950      164,936
           Amortization                                                              75,450       84,720      226,350      220,606
           Changes in operating assets and
             liabilities
                        Accounts receivable                                         (13,903)      19,553     (106,267)     (56,291)
                        Inventories                                                   3,735       (2,312)     (11,266)     (40,629)
                        Prepaid expenses and other                                   (7,745)         (10)     (16,569)       1,464
                        Accounts payable                                            (20,312)      (2,533)     (36,485)     114,001
                        Accrued expenses                                             10,369       (2,014)     (14,157)      60,655

                                                                                  ---------    ---------    ---------    ---------
                               Net cash provided (used) by operating activities      49,749     (109,280)     (44,354)    (335,460)
                                                                                  ---------    ---------    ---------    ---------

INVESTING ACTIVITIES
      Purchases of property and equipment                                           (74,868)     (87,529)    (103,069)    (359,045)
      Cash Advance to related parties                                                  --        (33,000)                  (33,000)
      Cash Acquired in the Peacock acquisition                                         --          5,275                     5,275
      Expenditures for intangible assets                                            (12,725)      (1,881)      (7,575)     (31,751)
      Expenditure for other long term assets                                         (6,870)      (2,402)      (6,870)     (33,484)
                                                                                  ---------    ---------    ---------    ---------
                               Net cash used by investing activities                (94,463)    (119,537)    (117,514)   (450,005)
                                                                                  ---------    ---------    ---------    ---------

FINANCING ACTIVITIES
      Proceeds from the exercise of warrants                                                     370,800       39,000      370,800
      Net proceeds from issuance of common stock                                    511,534                   511,534
      Stock Repurchase                                                              (35,712)     (26,712)     (38,712)     (26,712)
      Payments on long-term debt and notes payable                                  (46,589)        (375)     (66,233)        (375)
      Payment of note payable-related party                                        (300,000)          --     (300,000)          --
                                                                                  ---------    ---------    ---------    ---------
                               Net cash provided by financing activities            129,233      343,713      145,589      343,713
                                                                                  ---------    ---------    ---------    ---------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                                    84,519      114,896      (16,279)    (441,752)

CASH AND CASH EQUIVALENTS
      Beginning of period                                                            71,244      207,164      172,042      763,822

                                                                                  ---------    ---------    ---------    ---------
      End of period                                                               $ 155,763    $ 322,060    $ 155,763    $ 322,070
                                                                                  =========    =========    =========    =========


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

2.   Property and Equipment

     Property and Equipment consist of the following:

                                           September 30      December 31,
                                               1997              1996
                                            ----------        ----------
      Land                                  $   62,410        $   62,410
      Building                                 141,426           141,426
      Transmission equipment                 2,935,955         2,674,164
      Office furniture and equipment           119,319           107,056
                                            ----------        ----------
                                             3,259,110         2,985,056
      Less accumulated depreciation            678,989           421,919
                                            ----------        ----------
                                            $2,580,121        $2,563,137
                                            ==========        ==========


3.   Capital

A. Primary earnings per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. The Company issued 9,750 shares of common stock during the nine months ended September 30, 1997 to existing shareholders that exercised warrants at a price of $4.00 per share.

B. On September 16, 1996, the Company declared a 3 for 2 split of the Company's common stock for shareholders of record on that date. All share data has been adjusted to reflect the stock split.

C. On July 9, 1997, the Company completed a transaction with a group of private investors. The investors purchased 600,000 shares of common stock of the Company at a purchase price of $1.00 per share. The investors also received warrants to purchase another 800,000 shares of common stock of the Company at a purchase price of $1.00 per share. The warrants are exercisable for a period of 5 years.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE
The Company derives its revenue from fees charged for the use of its radio transmission equipment and from the sale and servicing of Specialized Mobile Radio (SMR) and paging equipment.

Revenue for the nine months and three months ended September 30, 1997 was $2,313,450 and $748,803 compared to $1,157,621 and $422,645 for the same periods last year, an increase of 100% and 77% respectively. The Company operated from locations in the Twin Cities and Southern Minnesota (SMC) for the entire year 1996 and added Southern Operations in the Greater Memphis area through the acquisition of Peacock's Radio and Wild's Computer Services (Peacock) effective September 1, 1996 and Currie Communications (Currie) effective October 10, 1996. The Peacock and Currie businesses have subsequently been merged together to form the Southern Operations of 21st CENTURY WIRELESS GROUP, INC.

The results of Peacock have been included in the consolidated results of 21st CENTURY WIRELESS GROUP, INC. for the month of September 1996 and all subsequent periods. The results of Currie are included only in the 1997 results. On a comparable basis, revenue from the businesses in Minnesota increased by 15% from the nine-month period of 1996 due primarily to an increase in the number of subscriber units loaded on the system.


COST OF REVENUE
The cost of revenue is comprised of site rental, maintenance, and utilities for the Company's transmission equipment, cost of land mobile radios and pagers sold to customers, and service labor and parts.

Cost of revenue for the nine months and three months ended September 30, 1997 was $1,074,163 and $320,097 compared to $633,360 and $224,723 for the same periods last year. The increase was due to the addition of the Southern Operations and the variable cost associated with additional sales and service revenue in Southern Minnesota. The cost structure of an airtime provider is essentially fixed and consists of rent, power, and utilities at a tower site. The cost structure of the retail sales and service operation is more variable than an airtime provider, with the cost of revenue consisting of the products that are re-sold.

The gross profit percentage for the nine months and three months ended September 30, 1997, was 54% and 57% compared to 45% and 47% for the same period last year. The gross profit percentage for 1997 has increased due to the growth in recurring revenue as a result of the increased number of radios loaded on the Company's system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the nine months and three months ended September 30, 1997 were $1,574,000 and $519,000 compared to $1,326,000 and $461,000 for the same periods last year. The increase from last year is due in part to the addition of the Peacock and Currie operations ($268,000) and increased depreciation and amortization expense ($118,000) due to property additions throughout 1996 and revaluation of the assets acquired from the predecessor company as a result of the settlement with the promoters of the predecessor company. Included in the SG&A expense for the first quarter of 1996 were costs due to professional fees needed to support the Company's acquisition strategy, business filing with the SEC, and the class action law-suit against the promoters of the predecessor Company of approximately $150,000.

NET LOSS, EBITDA

For the nine months and three months ended September 30, 1997, the net loss of $339,000 and $82,000 compared to $798,000 and $265,000 for the same periods last year. Loss per share for the nine months improved by $0.16 from the same period last year. The improvements are due to higher revenues and improved margins, as discussed above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) for the nine months and three months ended September 30, 1997 was $151,000 and $73,000 compared to ($416,000) and ($120,000) for the same period last year.



LIQUIDITY AND CAPITAL RESOURCES

On July 9, 1997, the Company completed a transaction with a group of private investors. The investors purchased 600,000 shares of common stock of the Company at a purchase price of $1.00 per share. The investors also received warrants to purchase another 800,000 shares of common stock of the Company at a purchase price of $1.00 per share. The warrants are exercisable for a period of 5 years.

Also on On July 9, 1997, the Company completed the purchase of certain assets of Alan M. Hansel and Southern Minnesota Communications, Inc. The Company originally entered into a contract for this purchase on February 9, 1996 but renegotiated the terms of the purchase. $300,000 of the proceeds from the sale of stock to new investors was used to pay all of the current installments of the purchase agreement with Mr. Hansel. The Company owes Mr. Hansel $399,400 under the purchase agreement to be paid in three installments over the next two years.

At September 30, 1997 working capital was $182,000. The Company had negative working capital of $276,000 at December 31, 1996.

Included in the current liabilities at September 30, 1997 and December 31, 1996 was $223,000and $511,000 respectively of seller financed debt from the previous owners of SMC and Currie, including $195,000 in accounts payable at December 31, 1996.


During the nine month period ended September 30, 1997 the Company offered its' existing shareholders an opportunity to exercise their stock warrants. This was the second offer of this nature in the past twelve months. The Company issued 9,750 shares of common stock and raised $39,000 in cash.

Cash flow from operations for the nine months and three months ended September 30, 1997 was ($44,000) and $35,000 compared to cash flow used of $333,000 and $109,000 for the same periods last year.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON EXHIBIT 8K

A.       None required.

B. On August 13, 1997, the Company filed a report on Exhibit 8K to disclose the following matters:

         1) Completion of a stock subscription agreement with new investors;

         2) Final closing of the asset purchase agreement with Alan M. Hansel and Southern Minnesota Communications, Inc;

         3) The resignation of four members of the Company's board of directors and

         4) The appointment of three new members to the board of directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


21ST CENTURY WIRELESS GROUP, INC.

Dated:  November 14,  1997       By: /s/ Rodney H. Hutt
                                 Rodney H. Hutt
                                 President, Chief Operating Officer and Director